Form 10-Q
period 1995-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1995-05-09
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
- ---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1995

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
            For the transition period from      to
                                          ---------   ----------

                     Commission file number   1-5356


                PENN ENGINEERING & MANUFACTURING CORP.
- -----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

Delaware                                        23-0951065
- -------------------------------         --------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

P.O. Box 1000, Danboro, Pennsylvania                  18916
- ---------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                             (215) 766-8853
- ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                             Not Applicable
- ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                             --------    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of common stock, $1.00 par value, outstanding on May 5, 1995.

                     PART I. FINANCIAL INFORMATION
          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                March 31, 1995      December 31, 1994
CURRENT ASSETS                  --------------     ------------------
  Cash and cash equivalents        $4,291,260             $6,106,565
  Short-term investments (Note 2)  10,756,485              5,303,092
  Accounts receivable-trade        21,459,619             20,858,766
  Allowance for doubtful accounts  (1,000,000)              (800,000)
  Inventories (Note 3)             19,799,907             19,127,086
  Prepaid expenses                  1,184,714              1,106,642
  Deferred income taxes               945,671                896,782
                                   ----------             ----------
    Total current assets           57,437,656             52,598,933
                                   ----------             ----------

LONG-TERM INVESTMENTS                 579,795                607,959
                                   ----------             ----------
PROPERTY
  Property, plant & equipment      62,673,675             59,751,674
  Less accumulated depreciation    31,835,670             30,831,734
                                  -----------            -----------
    Property - net                 30,838,005             28,919,940
                                  -----------            -----------
      TOTAL                       $88,855,456            $82,126,832
                                  ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade           $3,937,861             $2,750,018
  Dividends payable                   469,448
  Accrued expenses:
    Pension & profit sharing        1,952,738              2,735,946
    Income taxes                    2,611,897                813,285
    Payroll & commissions           3,602,431              2,654,053
    Other                             762,211                543,789
                                   ----------             ----------
    Total current liabilities      13,336,586              9,497,091
                                   ----------             ----------

ACCRUED PENSION COST                5,496,531              5,369,984
                                   ----------             ----------
DEFERRED INCOME TAXES               1,296,057              1,349,923
                                   ----------             ----------
STOCKHOLDERS' EQUITY
  Common stock                      1,772,025              1,772,025
  Additional paid-in capital          932,143                932,143
  Retained earnings                67,074,457             64,520,461
  Unrealized (loss) on
     investments -net of tax          (97,729)              (139,895)
  Cumulative foreign currency
     translation adjustment            (2,657)              (222,943)
  Treasury stock                     (951,957)              (951,957)
                                   ----------             ----------
     Total stockholders' equity    68,726,282             65,909,834
                                   ----------             ----------
      TOTAL                       $88,855,456            $82,126,832
                                   ==========             ==========

See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARY
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                 THREE MONTHS ENDED
                                         --------------------------------
                                         March 31, 1995    March 31, 1994
                                         --------------    --------------
REVENUES:
   Net Sales                               $35,298,559        $28,407,646
   Other income                                348,727             55,765
                                           -----------        -----------
                                            35,647,286         28,463,411
                                           -----------        -----------
COSTS AND EXPENSES
   Cost of products sold                    24,630,385         20,394,592
   Selling, general & administrative         6,016,457          5,391,620
                                           -----------        -----------
                                            30,646,842         25,786,212
                                           -----------        -----------
INOME BEFORE INCOME TAXES                    5,000,444          2,677,199
PROVISION FOR INCOME TAXES                   1,977,000          1,040,000
                                           -----------        -----------
NET INCOME                                   3,023,444          1,637,199
RETAINED EARNINGS - BEGINNING               64,520,460         56,682,704
CASH DIVIDEND                                 (469,447)          (426,770)
                                           -----------        -----------
RETAINED EARNINGS - ENDING                 $67,074,457        $57,893,133
                                           ===========        ===========
NET INCOME PER SHARE                             $1.77              $0.96
                                           ===========        ===========
AVERAGE SHARES OUTSTANDING                   1,707,082          1,707,082

CASH DIVIDEND PER SHARE                          $.275               $.25


         See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARY
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                    THREE MONTHS ENDED
                                             -----------------------------
                                             March 31, 1995 March 31, 1994
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $3,023,444    $1,637,199
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  1,030,029       868,820
    Loss on disposal of property                      2,206         3,112
    Loss on disposal of investments                                27,269
    Changes in assets and liabilities:
      (Increase) in receivables                    (400,853)   (2,920,153)
      (Increase) decrease in inventories           (672,821)      450,565
      (Increase) in prepaid expenses, etc.         ( 78,072)     (181,872)
      (Increase) decrease in deferred
         income taxes-current                      ( 48,889)       10,457
      Increase in accounts payable                1,187,843       397,010
      Increase in accrued expenses                2,182,204        28,642
      Increase in accrued pension cost              126,547       254,368
      (Decrease) in deferred income taxes
          - noncurrent                              (53,866)      (27,767)
                                                 ----------    ----------
       Net cash provided in
          operating activities                    6,297,772       547,650
                                                 ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                          (2,932,551)     (890,881)
     Additions to available-for-sale and
         held-to-maturity investments            (7,353,526)   (2,209,402)
     Proceeds from disposal of available-for-
         sale and held-to-maturity investments    1,998,574       579,710
     Proceeds from disposal of property                  55            98
                                                 ----------    ----------
       Net cash used in investing activities     (8,287,448)   (2,520,475)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                                    407,000
                                                -----------     ---------
     Net cash provided by financing activities                    407,000
                                                -----------     ---------
     Effect of exchange rate and investment
         reserve changes on cash                    174,371        (1,011)
                                                -----------     ---------
     Net (decrease) in cash and cash
         equivalents                             (1,815,305)   (1,566,836)
     Cash and cash equivalents at
         beginning of year                        6,106,565     2,199,918
                                                -----------     ---------
     Cash and cash equivalents at end of year    $4,291,260    $  633,082
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                               $321,715      $196,956
        Interest                                                    7,418

See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995



Note 1. Condensed Consolidated Financial Statements (Unaudited)
- -------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report. The information contained in this report is unaudited and subject to year-end adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at March 31, 1995 and 1994 and the consolidated results of operations and changes in the financial position for the three-month periods then ended.

Note 2. Investments
- -------------------
   The Company adopted as of January 1, 1994, the accounting and disclosure requirements of the Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The cumulative and 1994 effect of the accounting change is not considered to be significant. SFAS No. 115 requires the Company to account for debt and equity securities as follows:

Trading - The Company holds no investments that were designated as trading securities.

Held-to-Maturity - Securities that management has the positive intent and ability to hold until maturity. These investments are carried at their remaining unpaid principal balance net of any unamortized premiums or discounts.

Available-for-Sale - Securities that will be held for indefinite periods of time. These investments are carried at market value which is determined using published quotes as of close of business at the period end. Unrealized gains and losses are excluded from earnings and are reported net of tax as a seperate component of equity until realized.

Note 3. Inventories
- -------------------
  Substantially all of the Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.



       Inventories are as follows:

                                 March 31, 1995      December 31, 1994
                                 --------------      -----------------
         Raw material               $3,709,936             $3,584,625
         Tooling                     4,889,133              4,230,680
         Work-in-process             5,823,966              5,099,340
         Finished goods              5,376,872              6,212,441
                                    ----------              ---------
            TOTAL                  $19,799,907            $19,127,086
                                    ==========             ==========

If the FIFO method of inventory valuation had been used for all inventories by Registrant, inventories would have been $7,733,751 and $7,642,430 higher than reported at March 31, 1995 and December 31, 1994, respectively, and net income would have been $55,000 and $556,000 higher than reported for the three months ended March 31, 1995 and 1994 respectively.

             PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARY
                               March 31, 1995


                       MANAGEMENT'S ANALYSIS OF THE
                        QUARTERLY INCOME STATEMENT
                         AND FINANCIAL CONDITION



Quarter Ended: March 31, 1995 vs. December 31, 1994
- ---------------------------------------------------
   Consolidated net sales of $35,299,000 for the quarter ended March 31, 1995 were $4,094,000, or approximately 13%, greater than consolidated net sales of $31,204,000 for the quarter ended December 31, 1994. Sales of the fastener operation for the first quarter of 1995 increased 13% from $25,070,000 for the quarter ended December 31, 1994 to $28,302,000 for the quarter ended March 31, 1995. Motor sales of $6,997,000 for the quarter ended March 31, 1995 increased approximately 14% from the $6,134,000 recorded in the previous quarter. PEM International, Ltd., located in Doncaster, England, saw sales increase from $4,506,000 in the fourth quarter of 1994 to $6,383,000 in the first quarter of 1995.

   Consolidated income before taxes in the quarter ended March 31, 1995 was $5,000,000 or approximately 12% less than the $5,677,000 reported in the fourth quarter of 1994. Income before taxes from the fastener operation was $4,154,000 for the first quarter of 1995 compared to $4,481,000 for the fourth quarter of 1994. Income before taxes from the motor operation decreased from $867,000 in the fourth quarter of 1994 to $498,000 in the first quarter of 1995.

   Cash and short-term investments increased from $11,410,000 for the period ended December 31, 1994 to $15,048,000 for the period ended March 31, 1995. The additional funds will be used to finance capital expenditures during the remainder of the year.


Quarter Ended: March 31, 1995 vs. March 31, 1994
- ------------------------------------------------
    Consolidated net sales for the quarter ended March 31, 1995 were approximately 24% or $6,891,000 higher than the consolidated net sales of $28,408,000 for the quarter ended March 31, 1994. The sales of the fastener operation increased from $22,196,000 for the quarter ended March 31, 1994 to $28,302,000 for the quarter ended March 31, 1995. For the same period sales of the motor operation increased approximately 13% from $6,211,000 in 1994 to $6,997,000 in 1995.

   Consolidated net income before taxes increased approximately 87% from $2,677,000 for the quarter ended March 31, 1994 to $5,000,000 for the quarter ended March 31, 1995. For the same periods, income before taxes of the fastener operation was $4,154,000 in 1995 compared to $2,342,000 in 1994 while income before taxes from the motor operation increased from $282,000 in 1994 to $498,000 in 1995.

   PEM International Ltd's income before taxes for the period ended March 31, 1995 was $95,000 higher than the $97,000 attained for the comparable period in 1994.

                        PART II OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------
Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.

Item 2. Changes in Securities
- -----------------------------
Not Applicable

Item 3. Defaults Upon Senior Securities
- ---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
Not Applicable

Item 5. Other Information
- -------------------------
None

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
(a) Exhibits:
    None
(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: May 9, 1995        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: May 9, 1995        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance