Form 10-Q
period 1995-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1995-08-08
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1995

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
            For the transition period from      to
                                          ---------   ----------

                     Commission file number   1-5356


                PENN ENGINEERING & MANUFACTURING CORP.
-----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

Delaware                                        23-0951065
-------------------------------         --------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

P.O. Box 1000, Danboro, Pennsylvania                  18916
---------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                             (215) 766-8853
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                             Not Applicable
---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report)

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of common stock, $1.00 par value, outstanding on August 5, 1995.

                     PART I. FINANCIAL INFORMATION
         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                June 30, 1995      December 31, 1994
CURRENT ASSETS                  --------------     ------------------
  Cash and cash equivalents        $4,799,118             $6,106,565
  Short-term investments (Note 2)   8,719,249              5,303,092
  Accounts receivable-trade        22,338,267             20,858,766
  Allowance for doubtful accounts  (1,038,855)              (800,000)
  Inventories (Note 3)             20,411,409             19,127,086
  Prepaid expenses                  1,344,354              1,106,642
  Deferred income taxes               924,618                896,782
                                   ----------             ----------
    Total current assets           57,498,160             52,598,933
                                   ----------             ----------

LONG-TERM INVESTMENTS                 396,910                607,959
                                   ----------             ----------
PROPERTY
  Property, plant & equipment      66,490,355             59,751,674
  Less accumulated depreciation    32,725,700             30,831,734
                                  -----------            -----------
    Property - net                 33,764,655             28,919,940
                                  -----------            -----------
      TOTAL                       $91,659,725            $82,126,832
                                  ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade           $4,748,207             $2,750,018
  Dividends payable                   469,448
  Accrued expenses:
    Pension & profit sharing        2,368,566              2,735,946
    Income taxes                    1,055,556                813,285
    Payroll & commissions           3,993,539              2,654,053
    Other                             587,025                543,789
                                   ----------             ----------
    Total current liabilities      13,222,341              9,497,091
                                   ----------             ----------

ACCRUED PENSION COST                5,623,078              5,369,984
                                   ----------             ----------
DEFERRED INCOME TAXES               1,302,442              1,349,923
                                   ----------             ----------
STOCKHOLDERS' EQUITY
  Common stock                      1,772,025              1,772,025
  Additional paid-in capital          932,143                932,143
  Retained earnings                70,061,853             64,520,461
  Unrealized (loss) on
     investments -net of tax          (70,649)              (139,895)
  Cumulative foreign currency
     translation adjustment          (231,551)              (222,943)
  Treasury stock                     (951,957)              (951,957)
                                   ----------             ----------
     Total stockholders' equity    71,511,864             65,909,834
                                   ----------             ----------
      TOTAL                       $91,659,725            $82,126,832
                                   ==========             ==========

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         --------------------------------  ------------------------------
                                         June 30, 1995      June 30, 1994  June 30, 1995    June 30, 1994
                                         -------------      -------------  -------------    -------------
REVENUES:
   Net Sales                               $36,898,199        $31,021,660    $72,196,758      $59,429,306
   Other income                                269,906            118,358        618,633          174,123
                                           -----------        -----------    -----------      -----------
                                            37,168,105         31,140,018     72,815,391       59,603,429
                                           -----------        -----------    -----------      -----------
COSTS AND EXPENSES:
   Cost of products sold                    25,145,126         21,466,539     49,775,511       41,861,131
   Selling, general & administrative         6,333,135          5,572,589     12,349,592       10,964,209
                                           -----------        -----------    -----------      -----------
                                            31,478,261         27,039,128     62,125,103       52,825,340
                                           -----------        -----------    -----------      -----------
INOME BEFORE INCOME TAXES                    5,689,844          4,100,890     10,690,288        6,778,089
PROVISION FOR INCOME TAXES                   2,233,000          1,592,000      4,210,000        2,632,000
                                           -----------        -----------    -----------      -----------
NET INCOME                                   3,456,844          2,508,890      6,480,288        4,146,089
RETAINED EARNINGS - BEGINNING               67,074,457         57,893,133     64,520,460       56,682,704
CASH DIVIDEND                                 (469,448)          (426,770)      (938,895)        (853,540)
                                           -----------        -----------    -----------      -----------
RETAINED EARNINGS - ENDING                 $70,061,853        $59,975,253    $70,061,853      $59,975,253
                                           ===========        ===========    ===========      ===========
NET INCOME PER SHARE                             $2.03              $1.47          $3.80            $2.43
                                           ===========        ===========    ===========      ===========
AVERAGE SHARES OUTSTANDING                   1,707,082          1,707,082      1,707,082        1,707,082

CASH DIVIDEND PER SHARE                          $.275               $.25           $.55             $.50


         See Notes to Condensed Consolidated Financial Statements

         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                     SIX MONTHS ENDED
                                             -----------------------------
                                              June 30, 1995 June 30, 1994
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $6,480,288    $4,146,089
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  1,935,459     1,729,840
    Loss on disposal of property                      5,949         3,620
    Loss (gain) on disposal of investments          (17,222)       36,065
    Changes in assets and liabilities:
      (Increase) in receivables                  (1,240,646)   (3,646,440)
      (Increase) decrease in inventories         (1,284,323)    1,858,400
      (Increase) in prepaid expenses, etc.         (237,712)      (77,732)
      (Increase) in deferred
         income taxes-current                      ( 27,836)      (12,170)
      Increase in accounts payable                1,998,189       247,483
      Increase in accrued expenses                1,257,613       631,045
      Increase in accrued pension cost              253,094       508,736
      (Decrease) in deferred income taxes
          - noncurrent                              (47,481)      (50,946)
                                                 ----------    ----------
       Net cash provided in
          operating activities                    9,075,372     5,373,990
                                                 ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                          (6,777,245)   (1,369,156)
     Additions to available-for-sale and
         held-to-maturity investments           (19,943,189)   (3,241,451)
     Proceeds from disposal of available-for-
         sale and held-to-maturity investments   16,870,713       923,137
     Proceeds from disposal of property               1,705           398
                                                 ----------    ----------
       Net cash used in investing activities     (9,848,016)   (3,687,072)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term repayments                                 (1,152,000)
     Dividends paid                                (469,447)     (426,771)
                                                 ----------     ---------
     Net cash used in financing activities         (469,447)   (1,578,771)
                                                 ----------     ---------
     Effect of exchange rate and investment
         reserve changes on cash                    (65,356)      257,202
                                                -----------     ---------
     Net increase (decrease) in cash and
         cash equivalents                        (1,307,447)      365,349
     Cash and cash equivalents at
         beginning of year                        6,106,565     2,199,918
                                                -----------     ---------
     Cash and cash equivalents at end of year    $4,799,118    $2,565,267
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                             $4,096,470    $2,457,714
        Interest                                      6,623        56,606

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1995



Note 1. Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report. The information contained in this report is unaudited and subject to year-end adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at June 30, 1995 and 1994 and the consolidated results of operations and changes in the financial position for the six-month periods then ended.

Note 2. Investments
-------------------
   The Company adopted as of January 1, 1994, the accounting and disclosure requirements of the Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The cumulative and 1994 effect of the accounting change is not considered to be significant. SFAS No. 115 requires the Company to account for debt and equity securities as follows:

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

Note 3. Inventories
-------------------
  Substantially all of the Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.



       Inventories are as follows:

                                 June 30, 1995       December 31, 1994
                                 --------------      -----------------
         Raw material               $4,433,762             $3,584,625
         Tooling                     5,110,315              4,230,680
         Work-in-process             5,950,150              5,099,340
         Finished goods              4,917,182              6,212,441
                                    ----------              ---------
            TOTAL                  $20,411,409            $19,127,086
                                    ==========             ==========

If the FIFO method of inventory valuation had been used for all inventories by Registrant, inventories would have been $7,988,376 and $7,642,430 higher than reported at June 30, 1995 and December 31, 1994, respectively, and net income would have been $210,000 and $424,000 higher than reported for the six months ended June 30, 1995 and 1994 respectively.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               June 30, 1995


                       MANAGEMENT'S ANALYSIS OF THE
                        QUARTERLY INCOME STATEMENT
                         AND FINANCIAL CONDITION



Quarter Ended: June 30, 1995 vs. March 31, 1995
-----------------------------------------------
   Consolidated net sales of $36,898,000 for the quarter ended June 30, 1995 were $1,600,000, or approximately 5%, greater than consolidated net sales of $35,299,000 for the quarter ended March 31, 1995. Sales of the fastener operation for the second quarter of 1995 were $29,342,000 compared to $28,302,000 for the first quarter of 1995. Motor sales were $7,556,000 for the second quarter of 1995, approximately 8% greater than $6,997,000 recorded in the previous quarter. PEM International, Ltd., located in Doncaster, England, saw sales decrease from $6,383,000 in the first quarter of 1995 to $6,123,000 in the second quarter of 1995, a decrease of approximately 4%.

   Consolidated income before taxes in the quarter ended June 30, 1995 was $5,690,000 or approximately 14% greater than the $5,000,000 reported in the first quarter of 1995. The fastener operation's income before taxes for the second quarter of 1995 was $4,652,000 or approximately 12% greater than the $4,154,000 recorded in the first quarter of 1995. The motor operation's income before taxes increased from $498,000 in the first quarter of 1995 to $768,000 in the second quarter of 1995.

   Cash and short-term investments decreased from $15,048,000 for the period ended March 31, 1995 to $13,518,000 for the period ended June 30, 1995 as a result of the higher capital expenditures necessary to support the increased level of business.

Quarter Ended: June 30, 1995 vs. June 30, 1994
----------------------------------------------
    Consolidated net sales for the quarter ended June 30, 1995 were approximately 19% or $5,877,000 higher than the consolidated net sales of $31,022,000 for the quarter ended June 30, 1994. The sales of the fastener operation increased from $24,337,000 for the quarter ended June 30, 1994 to $29,342,000 for the quarter ended June 30, 1995. For the same period sales of the motor operation increased approximately 13% from $6,685,000 in 1994 to $7,556,000 in 1995.

   Consolidated net income before taxes increased approximately 39% from $4,101,000 for the quarter ended June 30, 1994 to $5,690,000 for the quarter ended June 30, 1995. For the same periods, income before taxes of the fastener operation was $4,652,000 in 1995 compared to $3,349,000 in 1994 while income before taxes from the motor operation increased from $633,000 in 1994 to $768,000 in 1995.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               June 30, 1995

                       MANAGEMENT'S ANALYSIS OF THE
                        QUARTERLY INCOME STATEMENT
                         AND FINANCIAL CONDITION



Six Months Ended: June 30, 1995 vs. June 30, 1994
-------------------------------------------------
   Consolidated net sales of $72,197,000 for the six months ended
June 30, 1995 were approximately 21% higher than consolidated net sales of $59,429,000 for the six months ended June 30, 1994.

   Consolidated net income before taxes of $10,690,000 for the six months ended June 30, 1995 was $3,912,000 or approximately 58% higher than the consolidated net income before taxes of $6,778,000 as of June 30, 1994. For the same periods, income before taxes for the fastener operation increased from $5,691,000 in 1994 to $8,805,000 in 1995. The motor operation's income before taxes for six months ended June 30 increased from $913,000 in 1994 to $1,266,000 in 1995.

   PEM International Ltd. produced income before taxes of $349,000 for the six months ended June 30, 1995 compared to $102,000 produced in the comparable period in 1994.

                        PART II OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.

Item 2. Changes in Securities
-----------------------------
Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
Not Applicable

Item 5. Other Information
-------------------------
None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits:
    None
(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: August 8, 1995        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: August 8, 1995        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance