Form 10-Q
period 1995-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1995-11-13
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1995

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of common stock, $1.00 par value, outstanding on November 9, 1995.

                     PART I. FINANCIAL INFORMATION
         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                             September 30, 1995    December 31, 1994
CURRENT ASSETS               ------------------    ------------------
  Cash and cash equivalents        $4,206,691             $6,106,565
  Short-term investments (Note 2)   9,140,710              5,303,092
  Accounts receivable-trade        21,292,312             20,858,766
  Allowance for doubtful accounts    (900,000)              (800,000)
  Inventories (Note 3)             20,816,832             19,127,086
  Prepaid expenses                  2,369,906              1,106,642
  Deferred income taxes               876,726                896,782
                                   ----------             ----------
    Total current assets           57,803,177             52,598,933
                                   ----------             ----------

LONG-TERM INVESTMENTS                 615,081                607,959
                                   ----------             ----------
PROPERTY
  Property, plant & equipment      69,729,532             59,751,674
  Less accumulated depreciation    33,762,200             30,831,734
                                  -----------            -----------
    Property - net                 35,967,332             28,919,940
                                  -----------            -----------
      TOTAL                       $94,385,590            $82,126,832
                                  ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade           $4,917,622             $2,750,018
  Dividends payable                   469,446
  Accrued expenses:
    Pension & profit sharing        2,458,045              2,735,946
    Income taxes                      417,825                813,285
    Payroll & commissions           4,075,200              2,654,053
    Other                             503,533                543,789
                                   ----------             ----------
    Total current liabilities      12,841,671              9,497,091
                                   ----------             ----------

ACCRUED PENSION COST                5,749,625              5,369,984
                                   ----------             ----------
DEFERRED INCOME TAXES               1,461,733              1,349,923
                                   ----------             ----------
STOCKHOLDERS' EQUITY
  Common stock                      1,772,025              1,772,025
  Additional paid-in capital          932,143                932,143
  Retained earnings                72,976,350             64,520,461
  Unrealized (loss) on
     investments -net of tax          (63,312)              (139,895)
  Cumulative foreign currency
     translation adjustment          (332,688)              (222,943)
  Treasury stock                     (951,957)              (951,957)
                                   ----------             ----------
     Total stockholders' equity    74,332,561             65,909,834
                                   ----------             ----------
      TOTAL                       $94,385,590            $82,126,832
                                   ==========             ==========

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                             ------------------------------------- -------------------------------------
                             September 30, 1995 September 30, 1994 September 30, 1995 September 30, 1994
                             ------------------ ------------------ ------------------ ------------------
REVENUES:
   Net Sales                        $34,080,372      $30,836,123       $106,277,130        $90,265,429
   Other income                         224,530          124,027            843,163            298,150
                                    -----------      -----------       ------------        -----------
                                     34,304,902       30,960,150        107,120,293         90,563,579
                                    -----------      -----------       ------------        -----------
COSTS AND EXPENSES:
   Cost of products sold             23,677,065       20,775,799         73,452,576         62,636,930
   Selling, general & administrative  5,442,893        5,512,809         17,792,485         16,477,018
                                    -----------      -----------       ------------        -----------
                                     29,119,958       26,288,608         91,245,061         79,113,948
                                    -----------      -----------       ------------        -----------
INOME BEFORE INCOME TAXES             5,184,944        4,671,542         15,875,232         11,449,631
PROVISION FOR INCOME TAXES            1,801,000        1,844,000          6,011,000          4,476,000
                                    -----------      -----------       ------------        -----------
NET INCOME                            3,383,944        2,827,542          9,864,232          6,973,631
RETAINED EARNINGS - BEGINNING        70,061,853       59,975,253         64,520,460         56,682,704
CASH DIVIDEND                          (469,448)        (426,772)        (1,408,343)        (1,280,312)
                                    -----------      -----------       ------------        -----------
RETAINED EARNINGS - ENDING          $72,976,349      $62,376,023        $72,976,349        $62,376,023
                                    ===========      ===========       ============        ===========
NET INCOME PER SHARE                      $1.98            $1.66              $5.78              $4.09
                                    ===========      ===========       ============        ===========
AVERAGE SHARES OUTSTANDING            1,707,082        1,707,082          1,707,082          1,707,082

CASH DIVIDEND PER SHARE                   $.275             $.25              $.825               $.75


         See Notes to Condensed Consolidated Financial Statements

         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                 NINE MONTHS ENDED
                                      -------------------------------------
                                      September 30, 1995 September 30, 1994
                                      ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $9,864,232        $6,973,631
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                               2,986,400         2,577,522
    Loss on disposal of property                  17,799             5,252
    Loss (gain) on disposal of investments       (18,332)           36,065
    Changes in assets and liabilities:
      (Increase) in receivables                 (333,546)       (5,506,729)
      (Increase) decrease in inventories      (1,689,746)        2,579,483
      (Increase) in prepaid expenses, etc.    (1,263,264)         (579,996)
      (Increase) decrease in deferred
        income taxes-current                      20,056           (81,318)
      Increase in accounts payable             2,167,604           291,603
      Increase in accrued expenses               707,530         1,608,960
      Increase in accrued pension cost           379,641           763,104
      Increase (decrease) in deferred
        income taxes - noncurrent                111,810           (62,558)
                                              ----------        ----------
       Net cash provided by
         operating activities                 12,950,184         8,605,019
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                      (10,047,993)       (2,466,477)
     Additions to available-for-sale and
        held-to-maturity investments         (25,614,933)       (5,939,455)
     Proceeds from disposal of available-for-
        sale and held-to-maturity investments 21,916,164           923,137
     Proceeds from disposal of property            1,705             1,198
                                              ----------        ----------
       Net cash used in investing activities (13,745,057)       (7,481,597)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term repayments                                    (401,000)
     Dividends paid                             (938,897)         (853,541)
                                              ----------         ---------
     Net cash used in financing activities      (938,897)       (1,254,541)
                                              ----------         ---------
     Effect of exchange rate and investment
         reserve changes on cash                (166,104)          495,192
                                             -----------         ---------
     Net increase (decrease) in cash and
         cash equivalents                     (1,899,874)          364,073
     Cash and cash equivalents at
         beginning of year                     6,106,565         2,199,918
                                             -----------         ---------
     Cash and cash equivalents at end of year $4,206,691        $2,563,991
                                             ===========        ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                          $6,329,247        $4,023,160
        Interest                                   9,433            58,457

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1995



Note 1. Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report. The information contained in this report is unaudited and subject to year-end adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at September 30, 1995 and 1994 and the consolidated results of operations and changes in the financial position for the nine-month periods then ended.

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



       Inventories are as follows:

                            September 30, 1995       December 31, 1994
                            ------------------       -----------------
         Raw material               $4,561,589             $3,584,625
         Tooling                     5,291,677              4,230,680
         Work-in-process             6,073,158              5,099,340
         Finished goods              4,890,408              6,212,441
                                    ----------              ---------
            TOTAL                  $20,816,832            $19,127,086
                                    ==========             ==========

If the FIFO method of inventory valuation had been used for all inventories by Registrant, inventories would have been $8,537,957 and $7,642,430 higher than reported at September 30, 1995 and December 31, 1994, respectively, and net income would have been $556,000 and $284,000 higher than reported for the nine months ended September 30, 1995 and 1994 respectively.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                           September 30, 1995


                       MANAGEMENT'S ANALYSIS OF THE
                        QUARTERLY INCOME STATEMENT
                         AND FINANCIAL CONDITION



Quarter Ended: September 30, 1995 vs. June 30, 1995
---------------------------------------------------
   Consolidated net sales of $34,080,000 for the quarter ended September 30, 1995 were $2,818,000, or approximately 8%, less than consolidated net sales of $36,898,000 for the quarter ended June 30, 1995. Sales of the fastener operation for the third quarter of 1995 were $27,051,000 compared to $29,342,000 for the second quarter of 1995, a decrease of approximately 8%. Motor sales were $7,029,000 for the third quarter of 1995, approximately 7% less than $7,556,000 recorded in the previous quarter.
PEM International, Ltd., located in Doncaster, England, saw sales decrease from $6,123,000 in the second quarter of 1995 to $5,332,000 in the third quarter of 1995, a decrease of approximately 13%.

   Consolidated income before taxes in the quarter ended September 30, 1995 was $5,185,000 or approximately 9% less than $5,690,000 reported in the second quarter of 1995. The fastener operation's income before taxes for the third quarter of 1995 was $4,328,000 or approximately 7% less than the $4,652,000 recorded in the second quarter of 1995. The motor operation's income before taxes decreased from $768,000 in the second quarter of 1995 to $632,000 in the third quarter of 1995.

   Cash and short-term investments decreased slightly from $13,518,000 for the period ended June 30, 1995 to $13,347,000 for the period ended September 30, 1995 as the Company continued to finance the higher capital expenditures necessary to support the increased level of business.

Quarter Ended: September 30, 1995 vs. September 30, 1994
--------------------------------------------------------
    Consolidated net sales for the quarter ended September 30, 1995 were approximately 11% or $3,244,000 higher than the consolidated net sales of $30,836,000 for the quarter ended September 30, 1994. The sales of the fastener operation increased from $24,463,000 for the quarter ended September 30, 1994 to $27,051,000 for the quarter ended September 30, 1995. For the same period sales of the motor operation increased approximately 10% from $6,373,000 in 1994 to $7,029,000 in 1995.

   Consolidated net income before taxes increased approximately 11% from $4,672,000 for the quarter ended September 30, 1994 to $5,185,000 for the quarter ended September 30, 1995. For the same periods, income before taxes of the fastener operation was $4,328,000 in 1995 compared to $3,962,000 in 1994 while income before taxes from the motor operation increased from $585,000 in 1994 to $632,000 in 1995.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                           September 30, 1995

                       MANAGEMENT'S ANALYSIS OF THE
                        QUARTERLY INCOME STATEMENT
                         AND FINANCIAL CONDITION



Nine Months Ended: September 30, 1995 vs. September 30, 1994
------------------------------------------------------------
   Consolidated net sales of $106,277,000 for the nine months ended September 30, 1995 were approximately 18% higher than consolidated net sales of $90,265,000 for the nine months ended September 30, 1994.

   Consolidated net income before taxes of $15,875,000 for the nine months ended September 30, 1995 was $4,426,000 or approximately 39% higher than the consolidated net income before taxes of $11,450,000 as of September 30, 1994. For the same periods, income before taxes for the fastener operation increased from $9,653,000 in 1994 to $13,134,000 in 1995. The motor operation's income before taxes for nine months ended September 30 increased from $1,498,000 in 1994 to $1,898,000 in 1995.

   PEM International Ltd. produced income before taxes of $465,000 for the nine months ended September 30, 1995 compared to $31,000 for the similar period in 1994.

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



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: November 13, 1995        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: November 13, 1995        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance