Form 10-K
period 1995-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1996-04-01
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________________ to _________________
                         Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                        23-09591065
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

P.O. Box 1000, Danboro, Pennsylvania                          18916
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (215) 766-8853 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered

Common Stock, $1.00 par value                  American Stock Exchange
                                               -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No   .
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 11, 1996, the aggregate market value based on the closing sales price on that date of the voting stock held by non-affiliates of the Registrant was approximately $75,700,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,707,082 shares of Common Stock outstanding on March 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's 1995 Annual Report to Stockholders incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14.

2. Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders incorporated by reference in Items 10, 11, 12 and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                   -----------

                            INDEX TO FORM 10-K REPORT
                                   -----------


                                                                          PAGE
                                                                          ----

I.       PART I.           ..........................................      1

         Item 1.           Business..................................      1
         Item 2.           Properties................................      5
         Item 3.           Legal Proceedings.........................      7
         Item 4.           Submission of Matters to a Vote of
                            Security Holders.........................      7
                           Executive Officers of the Registrant. . .       7

II.      PART II.          ..........................................      8

         Item 5.           Market for Registrant's Common Equity
                            and Related Stockholder Matters..........      8
         Item 6.           Selected Financial Data...................      8
         Item 7.           Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations............................      8
         Item 8.           Financial Statements and Supplementary
                            Data.....................................      9
         Item 9.           Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure.....................      9

III.     PART III.         ..........................................      9

         Item 10.          Directors and Executive Officers of
                            the Registrant...........................      9
         Item 11.          Executive Compensation....................      9
         Item 12.          Security Ownership of Certain
                            Beneficial Owners and Management.........     10
         Item 13.          Certain Relationships and Related
                            Transactions.............................     10

IV.      PART IV.          ..........................................     10

         Item 14.          Exhibits, Financial Statements and
                            Schedules and Reports on Form 8-K........     10

                                     PART I

Item 1.        Business.

               (a)     General Development of Business.

               The Company, a Delaware corporation, was incorporated in 1942. During the past five years, the primary businesses of Registrant have been:

                      (i) The development, manufacture and sale of PEM(R) self-clinching and broaching fasteners and automatic insertion equipment for such fasteners sold under the name PEMSERTER(R), and

                     (ii) The development, manufacture and sale through Registrant's Pittman Division of permanent magnet field, brushcommutated direct current electric motors under the Pittman(R) and Pitmo(R) trademarks, and electronically commutated brushless direct current servomotors and controls under the Elcom(R) trademark.

               Self-clinching fasteners, which become a permanent part of the material to which they are attached, provide permanent threads in sheet metal materials too thin for threading. Broaching fasteners provide permanent threads in non-ductile materials such as plastics and printed circuit boards.

               Unless otherwise indicated or unless the context otherwise requires, the term Registrant includes Registrant's wholly owned subsidiaries.

               There were no significant developments in Registrant's business during the fiscal year ended December 31, 1995.

               (b)     Financial Information About Industry Segments.

               The answer to this Item is incorporated by reference to
Note 10 of the Notes to Consolidated Financial Statements "Financial Reporting for Segments of the Company" on pages 17 and 18 of Registrant's 1995 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K Report.

               (c)     Narrative Description of Business.

               The manufacture and sale of (i) self-clinching and broaching fasteners and plastic inserts and (ii) direct current electric motors are Registrant's only lines of business. The following table sets forth information with respect to the percentage of total sales attributable to each of Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 1993, 1994 and 1995:

                            Percentage of Total Sales
                            -------------------------
Year Ended                                  Electric
December 31                  Fasteners       Motors
- -----------                  ---------       ------

  1993                         77%             23%
  1994                         79%             21%
  1995                         80%             20%

               The products of Registrant described in Item 1(a) are marketed primarily through independent manufacturers' representatives and, in the case of fasteners and inserts, also by authorized distributors.

               During the year ended December 31, 1995, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of Registrant in the market for self-clinching, broaching and insert fasteners. Registrant believes that it has maintained its market share during 1995. On the basis of reports from its sales representatives and customers, Registrant believes that it is the principal manufacturer and seller of self-clinching, broaching and insert fasteners in the United States and that it offers a broader range of these products than any of its competitors. Approximately ten other companies are known to be competing with Registrant in the manufacture and sale of such fasteners. Some of Registrant's competitors also manufacture products other than self-clinching, broaching and insert fasteners.

               Registrant also believes the Pittman Division maintained its competitive position in the electric motor market in 1995.

               Among Registrant's principal customers for fasteners and PEMSERTERS(R) are manufacturers of business machines, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors and other fabricated metal products. The principal customers for the direct current electric motors and servomotors are manufacturers of automated production equipment, instruments, computer peripherals, business machines and medical equipment. In the opinion of Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of Registrant. However, sales of fasteners to one of Registrant's authorized distributors totalled approximately $14,322,000 for the year ended December 31, 1993, $16,554,000 for the year ended December 31, 1994 and $20,854,000 for the year ended December 31, 1995, or approximately 14.2%, 13.6% and 14.8%, respectively, of Registrant's consolidated net sales in such years.

               As of December 31, 1995, Registrant had an order backlog of $70,364,000, compared with $41,902,000 as of December 31, 1994. Registrant estimates that substantially all of its backlog as of December 31, 1995 will be shipped during its fiscal year ending December 31, 1996.

               The raw materials used by Registrant are generally available in adequate supply.

               Registrant holds a number of patents, and has patent applications pending, in the United States and various foreign countries. Management believes, however, that Registrant's business is not materially dependent on any patent or group of patents. The principal trademarks of Registrant are registered in the United States and various foreign countries.

               Research and development is carried on by the operating personnel of Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 1993, 1994 and 1995 were approximately $1,161,000, 1,136,000 and $1,460,000, respectively.

               Registrant believes that compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of Registrant.

               As of December 31, 1995, 1,211 persons were employed by Registrant, 123 more than were employed as of December 31, 1994.

               Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

               (d) Financial Information About Foreign and Domestic Operations and Export Sales.

               The answer to this Item is incorporated by reference to Note 10 "Financial Reporting for Segments of the Company" on pages 17 and 18 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit
(13) to this Form 10-K. Also, all foreign sales except for those of PEM International, Ltd. are sold F.O.B., Registrant's factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through Registrant's wholly owned subsidiary, PEM International, Ltd. and are denominated in pounds sterling. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

Item 2.        Properties.

               As of December 31, 1995, Registrant's principal plants and offices, all of which were owned by it, were as follows:

     Location            Size of Facility             Use of Facility
     --------            ----------------             ---------------

Danboro, Pennsylvania    Two buildings                Executive offices
                          totalling 183,442            and manufacture
                          sq. ft. on 106.9             of fasteners
                          acres

Winston-Salem,           58,280 sq. ft.               Manufacture of
 North Carolina           building on 3.4              components for
                          acres                        fasteners

Harleysville,            58,000 sq. ft.               Manufacture of
 Pennsylvania             building on                  miniature
                          6 acres                      electric motors

Suffolk, Virginia        50,000 sq. ft.               Manufacture of
                          building on                  components for
                          17.2 acres                   fasteners

Doncaster, South         10,500 sq. ft.               Office and ware-
 Yorkshire, England       building on                  house for the
                          5.25 acres                   distribution of
                                                       fasteners

               Registrant considers all of its plants and equipment to be modern and well maintained. Registrant is building a 43,000 square foot addition to its Danboro facility for increased manufacturing capacity and office space. This addition is expected to be completed by June 1996. Registrant also has purchased a 16.3 acre commercial plot in Winston-Salem, N.C. Registrant is planning to build a 120,000 square foot building at this location and will then sell its current building and site in North Carolina. This new facility is scheduled for completion by late 1996.

               Registrant carries fire, casualty, business interruption and public liability insurance for all of its facilities in amounts which are deemed adequate.

Item 3.        Legal Proceedings.

               The answer to this Item is incorporated by reference to
Note 9 of Notes to Consolidated Financial Statements "Contingencies" on page 17 of Registrant's 1995 Annual Report to Stockholders which is included as Exhibit
(13) to this Form 10-K.

Item 4.        Submission of Matters to a Vote of Security Holders.

               Not applicable.

               Executive Officers of the Registrant.

               Certain information about the executive officers of Registrant as of March 15, 1996 is as follows:

 Name                     Age         Position Held With Registrant
 ----                     ---         -----------------------------

Kenneth A. Swanstrom      56          Chairman of the Board, Chief
                                      Executive Officer and President

Martin J. Bidart          59          Vice President - Manufacturing

Raymond L. Bievenour      52          Vice President - Sales/Marketing

Richard B. Ernest         61          Vice President - Quality Control

Joseph F. Lopes           62          Vice President - Engineering

Mark W. Simon             57          Vice President - Finance
                                      and Corporate Secretary

Kent R. Fretz             58          Vice President and General
                                      Manager - Pittman Division

                All of the executive officers of Registrant have been principally employed as officers or employees of Registrant for more than the past five years, except Mr. Lopes. During the past five years, Mr. Lopes served in various engineering management positions with SPS Technologies, Inc.

                The executive officers of Registrant are elected each year at the organization meeting of the Board of Directors of Registrant which is held following the Annual Meeting of Stockholders.

                                     PART II

Item 5.         Market for Registrant's Common Stock and Related
                Stockholder Matters.

                The answer to this Item is incorporated by reference to page 8 of Registrant's 1995 Annual Report to Stockholders which is included as Exhibit
(13) to this Form 10-K Report.

Item 6.         Selected Financial Data.

                The Five-Year Financial Data and other financial information for Registrant is incorporated by reference to page 4 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

                The answer to this Item is incorporated by reference to pages 6 and 7 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 8.         Financial Statements and Supplementary Data.

                The answer to this Item is incorporated by reference to pages 9 through 19 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report, and the schedules included herewith.

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

                Not applicable.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.

                The information concerning directors necessary to answer this item is incorporated by reference to Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

                Information with respect to executive officers of Registrant is included in Part I of this Form 10-K report.

Item 11.        Executive Compensation.

                The answer to this Item is incorporated by reference to Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management.

                The answer to this item is incorporated by reference to Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 13.        Certain Relationships and Related Transactions.

                The answer to this item is incorporated by reference to Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

                                     PART IV

Item 14.        Exhibits, Financial Statements and Schedules and
                Reports on Form 8-K.

        (a)     Financial Statements, Financial Schedules and
                Exhibits Filed.

                1.    Consolidated Financial Statements.                   Page
                                                                           ----
        The following Consolidated Financial Statements of
Registrant and its subsidiaries are filed as part of this Form 10-K Report:

                      Consolidated Balance Sheets at
                      December 31, 1995 and 1994.                            9*

                      Statements of Consolidated Income and                 10*
                      Retained Earnings for the years ended
                      December 31, 1995, 1994 and 1993.

                                                                           Page
                                                                           ----

                      Statements of Consolidated Cash Flows for             11*
                      the years ended December 31, 1995, 1994 and 1993.

                      Notes to Consolidated Financial Statements.        12-18*

                      Independent Auditors' Report                          19*

                2.    Financial Schedules.

                      **Schedules (consolidated) for the years ended December 31, 1995, 1994 and 1993 (as applicable):

                      II      -     Consolidated Valuation Accounts         F-1

                      Independent Auditors' Report on Schedule

- -------------------
* Refers to the respective page of Registrant's 1995 Annual Report to Stockholders, which is filed as Exhibit (13) to this Form 10-K Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

** All other schedules are omitted because the required information, as applicable, is included in the Consolidated Financial Statements and Notes which have been incorporated by reference herein.

                3.    Exhibits.

                Reference is made to the Exhibit Index on page 13.

        (b)     Reports on Form 8-K.

                During the quarter ended December 31, 1995, Registrant did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PENN ENGINEERING &
                                                   MANUFACTURING CORP.

Date:  March 29, 1996                              By:/s/Kenneth A. Swanstrom
                                                      -----------------------
                                                        Kenneth A. Swanstrom,
                                                        Chairman/CEO/President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                        TITLE                            DATE
    ---------                        -----                            ----

/s/ Kenneth A. Swanstrom      Chairman/CEO/President             March 29, 1996
- -------------------------     (Principal
Kenneth A. Swanstrom          Executive Officer)

/s/ Mark W. Simon             V.P. Finance,Corporate             March 29, 1996
- -------------------------     Secretary and Director
Mark W. Simon                 (Principal Financial
                              and Accounting Officer)



/s/Willard S. Boothby, Jr.    Director                           March 29, 1996
- -------------------------
Willard S. Boothby, Jr.

/s/ Frank S. Hermance         Director                           March 29, 1996
- -------------------------
Frank S. Hermance

/s/ Lewis W. Hull             Director                           March 29, 1996
- -------------------------
Lewis W. Hull

/s/ Thomas M. Hyndman, Jr.     Director                           March 29, 1996
- -------------------------
Thomas M. Hyndman, Jr.


/s/ Maurice D. Oaks           Director                           March 29, 1996
- -------------------------
Maurice D. Oaks

/s/ Daryl L. Swanstrom        Director                           March 29, 1996
- -------------------------
Daryl L. Swanstrom

                     PENN ENGINEERING & MANUFACTURING CORP.
                     --------------------------------------

                                  EXHIBIT INDEX
                                  -------------

                                                                           Page
 Item                                  Description                        Number
 ----                                  -----------                        ------

(3)(i)                        Certificate of Incorporation
                              of Registrant, as amended
                              (incorporated by reference to
                              Exhibit (3)(A) of Registrant's
                              Form 10-K Annual Report for the
                              fiscal year ended December 31,
                              1987).

(3)(ii)                       By-laws of Registrant, as amended
                              (incorporated by reference to
                              Exhibit 3(ii) of Registrant's
                              Form 10-K Annual Report for the
                              fiscal year ended December 31, 1994).

(10)(i) Right of First Refusal dated as of September 5, 1986 between Registrant and Lawrence W. Swanstrom and
                              Daryl E. Swanstrom.  (Incorporated
                              by reference to Exhibit A to the
                              Company's Form 8-K Current Report
                              dated September 5, 1986, the date
                              of the earliest event reported.)

(13)                          1995 Annual Report to Stockholders
                              (Only those pages expressly
                              incorporated by reference in Items
                              1, 3, 5, 6, 7, 8, and 14 of this
                              Form 10-K report)

(21)                          Subsidiaries of Registrant

(27)                          Financial Data Schedule

             PENN ENGINEERING & MANUFACTURING CORP. AND SUBSIDIARIES
             -------------------------------------------------------

                                SUPPLEMENTAL DATA
                                -----------------

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------

                                                                     SCHEDULE II

PENN ENGINEERING & MANUFACTURING CORP. AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS
- -------------------------------------------------------------------------------


                                         Balance,        Charged                        Balance,
                                        Beginning     (Credited) to                       End
DESCRIPTION                              of Year         Expenses       Deductions      of Year


Year Ended December 31, 1995:
  Allowance for doubtful accounts       $800,000        $ 156,294        $ 56,294       $900,000
                                        --------        ---------        --------       --------

Year Ended December 31, 1994:
  Reserve for impairment of
  short-term investments                $100,000        $(100,000)
                                        --------        ----------
  Allowance for doubtful accounts       $524,400        $ 343,630        $ 68,030       $800,000

Year Ended December 31, 1993:
  Warranty reserve                      $ 57,500                         $ 57,500
                                        --------                         --------
  Reserve for impairment of
  short-term investments                $200,000        $(100,000)                      $100,000
                                        --------        ----------                      --------
  Allowance for doubtful accounts       $450,000        $ 144,327        $ 69,927       $524,400
                                        --------        ---------        --------       --------

INDEPENDENT AUDITORS' REPORT

Penn Engineering & Manufacturing Corp.:

We have audited the consolidated financial statements of Penn Engineering & Manufacturing Corp. and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 6, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial schedule of Penn Engineering & Manufacturing Corp. and subsidiaries, listed in Item 14(a)2. This consolidated financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 6, 1996