Form 10-K/A
period 1995-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1996-05-02
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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

                     PENN ENGINEERING & MANUFACTURING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0951065
- ----------------------------------                 -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

P.O. Box 1000, Danboro, Pennsylvania                             18916
- ---------------------------------------                     ---------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code: (215) 766-8853 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------

Common Stock, $1.00 par value              American Stock Exchange
                                           -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No __.

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

                                     PART I

Item 1. Business.

     (a) General Development of Business.

     The Company, a Delaware corporation, was incorporated in 1942. During the past five years, the primary businesses of Registrant have been:

     (i) The development, manufacture and sale of PEM(R) self-clinching and broaching fasteners and automatic insertion equipment for such fasteners sold under the name PEMSERTER(R), and

     (ii) The development, manufacture and sale through Registrant's Pittman Division of permanent magnet field, brush-commutated direct current electric motors under the Pittman(R) and Pitmo(R) trademarks, and electronically commutated brushless direct current servomotors and controls under the Elcom(R) trademark.

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

     (b) Financial Information About Industry Segments.

     The answer to this Item is incorporated by reference to Note 10 of the Notes to Consolidated Financial Statements "Financial Reporting for Segments of the Company" on pages 21 and 22 of Registrant's 1995 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K Report.

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

                            Percentage of Total Sales
                            -------------------------
Year Ended                                    Electric
December 31                 Fasteners          Motors
- -----------                 ---------         --------

  1993                         77%             23%
  1994                         79%             21%
  1995                         80%             20%

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

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales.

     The answer to this Item is incorporated by reference to Note 10 "Financial Reporting for Segments of the Company" on pages 21 and 22 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K. Also, all foreign sales except for those of PEM International, Ltd. are sold F.O.B., Registrant's factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through Registrant's wholly owned subsidiary, PEM International, Ltd. and are denominated in pounds sterling. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.


Item 3. Legal Proceedings.

     The answer to this Item is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements "Contingencies" on page 20 of Registrant's 1995 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters.

     The answer to this Item is incorporated by reference to page 12 of Registrant's 1995 Annual Report to Stockholders which is included as Exhibit
(13) to this Form 10-K Report.

Item 6. Selected Financial Data.

     The Five-Year Financial Data and other financial information for Registrant is incorporated by reference to page 4 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     The answer to this Item is incorporated by reference to pages 6 through 11 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit
(13) to this Form 10-K Report.

Item 8. Financial Statements and Supplementary Data.

     The answer to this Item is incorporated by reference to pages 13 through 23 of Registrant's 1995 Annual Report to Stockholders, which is included as Exhibit
(13) to this Form 10-K Report, and the schedules included herewith.

                                     PART IV
Item 14. Exhibits, Financial Statements and Schedules and
         Reports on Form 8-K.

        (a) Financial Statements, Financial Schedules and
            Exhibits Filed.

            1.    Consolidated Financial Statements.                                    Page
                                                                                       -----
     The following Consolidated Financial Statements of Registrant and its
subsidiaries are filed as part of this Form 10-K Report:

                  Consolidated Balance Sheets at December 31,                            13*
                  1995 and 1994.

                  Statements of Consolidated Income and                                  14*
                  Retained Earnings for the years ended
                  December 31, 1995, 1994 and 1993.


                                                                                         Page
                                                                                        -----
                  Statements of Consolidated Cash Flows for                                15*
                  the years ended December 31, 1995, 1994 and 1993.

                  Notes to Consolidated Financial Statements.                           16-22*

                  Independent Auditors' Report                                             23*

            2.    Financial Schedules.

                  **Schedules (consolidated) for the years ended December
                  31, 1995, 1994 and 1993 (as applicable):

                  II  -  Consolidated Valuation Accounts                                  11

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

     3. Exhibits.

     Reference is made to the Exhibit Index on page 10 of this Form 10-K/A.

     (b) Reports on Form 8-K.

         During the quarter ended December 31, 1995, Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PENN ENGINEERING &
                                        MANUFACTURING CORP.


Date:  May 1, 1996                       By: /s/ Mark W. Simon
                                            ----------------------------------
                                             Mark W. Simon,
                                             Vice President, Finance

                     PENN ENGINEERING & MANUFACTURING CORP.

                                  EXHIBIT INDEX

                                                                      Page
 Item                        Description                             Number
- ------              ----------------------------------              --------

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

(13)                1995 Annual Report to Stockholders           Filed herewith
                    (Only those pages expressly
                    incorporated by reference in Items
                    1, 3, 5, 6, 7, 8, and 14 of this
                    Form 10-K report)

(21)                Subsidiaries of Registrant
                    (incorporated by reference to
                    the Company's initial filing of
                    this Form 10-K report for the year
                    ended December 31, 1995
                    filed on April 1, 1996)

(27)                Financial Data Schedule                      Filed herewith

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

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------

                                                                     SCHEDULE II

PENN ENGINEERING & MANUFACTURING CORP. AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS
- -------------------------------------------------------------------------------


                                         Balance,        Charged                        Balance,
                                        Beginning     (Credited) to                       End
DESCRIPTION                              of Year         Expenses       Deductions      of Year


Year Ended December 31, 1995:
  Allowance for doubtful accounts       $800,000        $ 156,294        $ 56,294       $900,000
                                        --------        ---------        --------       --------

Year Ended December 31, 1994:
  Reserve for impairment of
  short-term investments                $100,000        $(100,000)
                                        --------        ----------
  Allowance for doubtful accounts       $524,400        $ 343,630        $ 68,030       $800,000
                                        --------        ---------        --------       --------
Year Ended December 31, 1993:
  Warranty reserve                      $ 57,500                         $ 57,500
                                        --------                         --------
  Reserve for impairment of
  short-term investments                $200,000        $(100,000)                      $100,000
                                        --------        ----------                      --------
  Allowance for doubtful accounts       $450,000        $ 144,327        $ 69,927       $524,400
                                        --------        ---------        --------       --------

INDEPENDENT AUDITORS' REPORT

Penn Engineering & Manufacturing Corp.:

We have audited the consolidated financial statements of Penn Engineering & Manufacturing Corp. and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 6, 1996 (April 17, 1996 as to Note 11); such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial schedule of Penn Engineering & Manufacturing Corp. and subsidiaries, listed in Item 14(a)2. This consolidated financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 6, 1996
(April 17, 1996 as to Note 11)