Form 10-Q
period 1996-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1996-05-15
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
- ---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1996

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of common stock, $1.00 par value, outstanding on May 5, 1996.

                     PART I. FINANCIAL INFORMATION
         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                 (Unaudited)
                                March 31, 1996      December 31, 1995
CURRENT ASSETS                  --------------     ------------------
  Cash and cash equivalents        $3,402,245             $1,459,370
  Short-term investments            5,606,434              5,987,981
  Accounts receivable-trade        23,054,087             21,744,900
  Allowance for doubtful accounts    (900,000)              (900,000)
  Inventories (Note 2)             25,145,904             20,274,571
  Prepaid expenses                  3,261,661              2,556,893
  Deferred income taxes               961,031                958,888
                                   ----------             ----------
    Total current assets           60,531,362             52,082,603
                                   ----------             ----------

PROPERTY
  Property, plant & equipment      83,080,434             76,837,686
  Less accumulated depreciation    35,852,266             34,896,199
                                  -----------            -----------
    Property - net                 47,228,168             41,941,487
                                  -----------            -----------

OTHER ASSETS                        2,186,000              2,050,000
                                  -----------            -----------
      TOTAL                      $109,945,530            $96,074,090
                                  ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                   $11,000,000             $1,500,000
  Accounts payable-trade            5,537,673              4,302,773
  Dividends payable                   469,447
  Accrued expenses:
    Pension & profit sharing        1,586,554              3,983,621
    Income taxes                    1,772,866                468,268
    Payroll & commissions           3,512,480              2,426,097
    Other                             700,474                521,559
                                   ----------             ----------
    Total current liabilities      24,579,494             13,202,318
                                   ----------             ----------

ACCRUED PENSION COST                4,714,701              4,714,701
                                   ----------             ----------
DEFERRED INCOME TAXES               2,284,058              2,066,179
                                   ----------             ----------
STOCKHOLDERS' EQUITY (See Note 3)
  Common stock                      1,772,025              1,772,025
  Additional paid-in capital          932,143                932,143
  Retained earnings                77,304,324             74,904,584
  Unrealized (loss) on
     investments -net of tax          (63,655)               (60,303)
  Cumulative foreign currency
     translation adjustment          (625,603)              (505,600)
  Treasury stock                     (951,957)              (951,957)
                                   ----------             ----------
     Total stockholders' equity    78,367,277             76,090,892
                                   ----------             ----------
      TOTAL                      $109,945,530            $96,074,090
                                  ===========             ==========

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                 THREE MONTHS ENDED
                                         -------------------------------
                                                   (Unaudited)
                                         March 31, 1996    March 31, 1995
                                         --------------    --------------
REVENUES:
   Net Sales                               $39,028,866        $35,298,559
   Other income                                135,712            348,727
                                           -----------        -----------
                                            39,164,578         35,647,286
                                           -----------        -----------
COSTS AND EXPENSES
   Cost of products sold                    27,477,361         24,630,385
   Selling, general & administrative         7,113,030          6,016,457
                                           -----------        -----------
                                            34,590,391         30,646,842
                                           -----------        -----------
INOME BEFORE INCOME TAXES                    4,574,187          5,000,444
PROVISION FOR INCOME TAXES                   1,705,000          1,977,000
                                           -----------        -----------
NET INCOME                                   2,869,187          3,023,444
RETAINED EARNINGS - BEGINNING               74,904,584         64,520,460
CASH DIVIDEND                                 (469,447)          (469,447)
                                           -----------        -----------
RETAINED EARNINGS - ENDING                 $77,304,324        $67,074,457
                                           ===========        ===========
INCOME PER SHARE-Historical
   Weighted average number of
     shares of common stock outstanding      1,707,082          1,707,082

   Net income                                    $1.68              $1.77
                                             =========          =========

INCOME PER SHARE-As adjusted for stock dividend
   Weighted average number of
     shares of common stock outstanding      6,828,328          6,828,328

   Net income                                    $0.42              $0.44
                                             =========          =========

CASH DIVIDEND PER SHARE
   Historical                                   $0.275             $0.275
                                             =========          =========
   As adjusted for stock dividend               $0.069             $0.069
                                             =========          =========

         See Notes to Condensed Consolidated Financial Statements

         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                    THREE MONTHS ENDED
                                             -----------------------------
                                                      (Unaudited)
                                             March 31, 1996 March 31, 1995
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $2,869,187    $3,023,444
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  1,181,301     1,030,029
    Loss on disposal of property                     27,296         2,206
    Changes in assets and liabilities:
      (Increase) in receivables                  (1,309,187)     (400,853)
      (Increase) in inventories                  (4,871,333)     (672,821)
      (Increase) in prepaid expenses, etc.         (704,768)      (78,072)
      (Increase) in deferred income
         taxes-current                               (2,143)      (48,889)
      (Increase) in other assets                   (136,000)     (232,000)
      Increase in accounts payable                1,234,900     1,187,843
      Increase in accrued expenses                  172,829     2,182,204
      Increase in accrued pension cost                    0       126,547
      Increase(decrease) in deferred income
          taxes - noncurrent                        217,879       (53,866)
                                                 ----------    ----------
       Net cash provided (used) in
          operating activities                   (1,320,039)    6,297,772
                                                 -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                          (6,517,784)   (2,932,551)
     Additions to available-for-sale and
         held-to-maturity investments              (828,948)   (7,353,526)
     Proceeds from disposal of available-for-
         sale and held-to-maturity investments    1,205,000     1,998,574
     Proceeds from disposal of property               7,125            55
                                                 ----------    ----------
       Net cash used in investing activities     (6,134,607)   (8,287,448)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                   17,000,000
     Net short-term repayments                   (7,500,000)
                                                 ----------
       Net cash provided by financing activities  9,500,000
                                                 ----------
     Effect of exchange rate and investment
         reserve changes on cash                   (102,479)      174,371
                                                -----------     ---------
     Net increase (decrease) in cash and
         cash equivalents                         1,942,875    (1,815,305)
     Cash and cash equivalents at
         beginning of period                      1,459,370     6,106,565
                                                -----------     ---------
     Cash and cash equivalents at end of period  $3,402,245    $4,291,260
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the quarter for:
        Income taxes                               $180,850      $321,715
        Interest                                     12,832             0

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996



Note 1. Condensed Consolidated Financial Statements (Unaudited)
- -------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Registrant's Annual Report. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at March 31, 1996 and 1995 and the consolidated statements of income and cash flow for the three-month periods then ended. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

Note 2. Inventories
- -------------------
  Substantially all of the Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.



       Inventories are as follows:
                                  (Unaudited)
                                 March 31, 1996      December 31, 1995
                                 --------------      -----------------
         Raw material               $4,806,178             $4,569,522
         Tooling                     3,850,530              3,610,307
         Work-in-process             7,970,213              6,511,667
         Finished goods              8,518,983              5,583,075
                                    ----------              ---------
            TOTAL                  $25,145,904            $20,274,571
                                    ==========             ==========

If the FIFO method of inventory valuation had been used for all inventories by Registrant, inventories would have been $8,334,201 and $8,027,875 higher than reported at March 31, 1996 and December 31, 1995, respectively, and net income would have been $192,000 and $55,000 higher than reported for the three months ended March 31, 1996 and 1995 respectively. Included in other assets is long-term tooling inventory totaling $2,186,000 and $2,050,000 at March 31, 1996 and December 31, 1995, respectively.

Note 3. Reclassification
- ------------------------
  On April 17, 1996, the Board of Directors authorized a reclassification of the Company's existing common stock whereby each share of existing $1.00 par value voting common stock will be exchanged for one share of new $.01 par value Class A voting common stock (the "Stock Reclassification"). Immediately after the Stock Reclassification, the Board authorized a 4-for-1 stock split, effected in the form of a stock dividend, payable in shares of $.01 par value non-voting common stock to shareholders of record on May 3, 1996 (the "Stock Dividend"). On the contemplated effective date of May 23, 1996, the change in par value of the Class A common stock as a result of the Stock Reclassification will result in the transfer of $1,754,305 from Class A common stock to additional paid-in capital, and the Stock Dividend will result in the issuance of 5,316,075 new common shares and in the transfer of $53,161 from retained earnings to common stock. Accordingly, all references in the quarterly financial statements to average numbers of shares outstanding and per share amounts have been stated at their historical amounts as well as adjusted to give effect to the Stock Reclassification and the Stock
Dividend.

            PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               March 31, 1996


                       MANAGEMENT'S ANALYSIS OF THE
                        QUARTERLY INCOME STATEMENT
                         AND FINANCIAL CONDITION



Quarter Ended: March 31, 1996 vs. March 31, 1995
- ---------------------------------------------------
   Consolidated net sales for the quarter ended March 31, 1996 were $39.0 million, versus $35.3 million for the quarter ended March 31, 1995, a 10.5% increase. Sales to customers outside the United States for the quarter ended March 31, 1996 were $9.8 million, versus $9.6 million for the quarter ended March 31, 1995, a 2.1% increase.

   Net sales for the fastener operation for the quarter ended March 31, 1996 were $31.5 million, versus $28.3 million for the quarter ended March 31, 1995, an 11.3% increase. The number of fastener units shipped within North America (including Canada) increased approximately 19.6% from the first quarter of 1995 to the first quarter of 1996, and represented approximately 70.9% of total fasteners shipped in the first quarter of 1996. The number of fastener shipments to Europe increased approximately 22.3% from the first quarter of 1995 to the first quarter of 1996, while the number of units shipped to the Asia-Pacific region decreased 18.9% from the first quarter of 1995 to the first quarter of 1996. The continued strong demand for personal computers as well as other electronic equipment, which accounted for approximately 84% of fastener sales in the first quarters of 1995 and 1996, were the main cause of the increased shipment volume in North America and Europe. However, this was offset by the decline in the Asia-Pacific region, which was caused by high retail personal computer inventory levels resulting from a 1995 sales surge after the release of "Windows 95". Unsold computer and peripherals inventory at the end of 1995 caused a temporary slowdown in fastener requirements in the first quarter of 1996. Average selling price for fasteners shipped in the first quarter of 1996 decreased approximately 5.3% compared to the first quarter of 1995 because of a short-term change in product mix towards lower margin fasteners.

   Net sales of the motor operation for the first quarter of 1996 were $7.6 million, versus $7.0 million for the first quarter of 1995, an 8.0% increase. The number of motors sold increased approximately 12.7% from the first quarter of 1995 to the first quarter of 1996 while the average selling price declined 3.6% as a result of a temporary change in product mix toward lower margin motors.

   Consolidated gross margin for the first quarter of 1996 was $11.6 million, versus $10.7 million for the first quarter of 1995, an 8.3% increase. Fastener gross margin increased 8.3 % from the first quarter of 1995 to the first quarter of 1996 as a result of the increased number of units sold without a proportionate increase in cost. As a percent of sales, however, fastener gross margin decreased from 31.1% in the first quarter of 1995 to 30.3% in the first quarter of 1996 because cost increases incurred for raw material, outside screw machine services, and tooling were not fully offset by price increases, production efficiencies, and cost containment. It is anticipated a price increase, effective April 1, 1996, will partially offset these cost increases for the remainder of 1996. Motor gross margin increased approximately 8.0% from the first quarter of 1995 to the first quarter of 1996 and remained constant at 26.5% of sales in both quarters.

   Selling, general, and administrative expenses ("SG&A") for the first quarter of 1996 were $7.1 million, versus $6.0 million recorded for the first quarter of 1995, an 18.2% increase. SG&A, as a percent of sales, increased from 17.0% in the first quarter of 1995 to 18.2% in the first quarter of 1996. Additional SG&A staff, wage increases for the current staff, and the establishment of a Singapore distribution center all contributed to the increased SG&A expense.

   Consolidated net income for the first quarter of 1996 was $2.9 million, versus $3.0 million for the first quarter of 1995. Other income decreased 61.1% as a result of decreased investment income. This decrease as well as the increased cost of SG&A expenses were partially offset by a Pennsylvania income tax rate reduction that lowered the effective tax rate from 39.5% in 1995 to 37.3% in 1996.

            PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               March 31, 1996


                       MANAGEMENT'S ANALYSIS OF THE
                        QUARTERLY INCOME STATEMENT
                         AND FINANCIAL CONDITION


Liquidity and Capital Resources
- -------------------------------
   Liquidity needs for the quarter ended March 31, 1996 were primarily for the acquisition of approximately $3.0 million of finished goods inventory and other assets purchased from the Company's distributor in Singapore and for $6.5 million of capital expenditures including the construction of a 43,000 square foot addition to the Company's Danboro facility which is nearing completion. Short-term borrowings increased $9.5 million to finance the above expenditures. As a result of this, working capital decreased from $38.9 million at December 31, 1995 to $36.0 million at March 31, 1996. Cash and short-term investments increased approximately 21.0% from $7.4 million at December 31, 1995 to $9.0 million at March 31, 1996 as internally generated funds continued to finance current working capital needs.

   On a historical basis, stockholders' equity per share increased from $44.58 at December 31, 1995 to $45.91 at March 31, 1996.

                        PART II OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------
Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.

Item 2. Changes in Securities
- -----------------------------
Not Applicable

Item 3. Defaults Upon Senior Securities
- ---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
Not Applicable

Item 5. Other Information
- -------------------------
On May 22, 1996, the Company intends to file an admendment to its Certificate of Incorporation (the "Amendment") with the Delaware Secretary of State, which will (i) increase the number of authorized shares of Capital Stock of the Company from 3,000,000 shares to 23,000,000 shares, consisting of 20,000,000 shares of Common Stock and 3,000,000 shares of Class A Common Stock, (ii) reclassify the Prior Common Stock as Class A Common Stock, (iii) authorize a new class of non-voting capital stock designated as Common Stock, and (iv) establish the rights, powers, and limitations of the Common Stock and the Class A Common Stock. In addition, the Board of Directors declared a dividend of three shares of the new non-voting Common Stock for each share of the Company's issued Common Stock held of record on May 3, 1996. The Stock Dividend will have the same effect on the total number of shares of Capital Stock outstanding as a four-for-one stock split. Each of these actions is subject to approval by stockholders at the Company's annual meeting of stockholders on May 22, 1996. It is anticipated that the distribution of the shares of the new non-voting Common Stock will be made on May 23, 1996.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
(a) Exhibits:
    Exhibit 27, Financial Data Schedule
(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: May 14, 1996        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: May 14, 1996        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance