Form 10-Q
period 1996-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1996-08-13
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
- ---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1996

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of Class A common stock, $.01 par value, and 6,971,246 shares of common stock, $.01 par value, outstanding on August 1, 1996.

                     PART I. FINANCIAL INFORMATION
         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                                (Unaudited)
                                               June 30, 1996  December 31, 1995
CURRENT ASSETS                                --------------  ------------------
  Cash and cash equivalents                    $   2,968,396      $   1,459,370
  Short-term investments                           4,579,131          5,987,981
  Accounts receivable-trade                       25,209,635         21,744,900
  Allowance for doubtful accounts                   (900,000)          (900,000)
  Inventories (Note 2)                            26,728,926         20,274,571
  Prepaid expenses                                 3,791,924          2,556,893
  Deferred income taxes                              968,051            958,888
                                               -------------      -------------
    Total current assets                          63,346,063         52,082,603
                                               -------------      -------------

PROPERTY
  Property, plant & equipment                     88,496,751         76,837,686
  Less accumulated depreciation                   37,102,779         34,896,199
                                               -------------      -------------
    Property - net                                51,393,972         41,941,487
                                               -------------      -------------

OTHER ASSETS                                       2,360,000          2,050,000
                                               -------------      -------------
      TOTAL                                    $ 117,100,035      $  96,074,090
                                               =============      =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                $  14,000,000      $   1,500,000
  Accounts payable-trade                           6,344,049          4,302,773
  Dividends payable                                  682,832
  Accrued expenses:
    Pension & profit sharing                       2,504,328          3,983,621
    Income taxes                                     118,540            468,268
    Payroll & commissions                          4,195,016          2,426,097
    Other                                            552,301            521,559
                                               -------------      -------------
    Total current liabilities                     28,397,066         13,202,318
                                               -------------      -------------

ACCRUED PENSION COST                               4,764,701          4,714,701
                                               -------------      -------------
DEFERRED INCOME TAXES                              2,427,300          2,066,179
                                               -------------      -------------
STOCKHOLDERS' EQUITY (See Note 3)
  Class A common stock                                17,720             17,720
  Common stock                                        53,161             53,161
  Additional paid-in capital                       2,686,448          2,686,448
  Retained earnings                               80,132,905         74,851,423
  Unrealized (loss) on
     investments - net of tax                        (74,635)           (60,303)
  Cumulative foreign currency
     translation adjustment                         (352,674)          (505,600)
  Treasury stock                                    (951,957)          (951,957)
                                               -------------      -------------
     Total stockholders' equity                   81,510,968         76,090,892
                                               -------------      -------------
      TOTAL                                    $ 117,100,035      $  96,074,090
                                               =============      =============

            See Notes to Condensed Consolidated Financial Statements

              PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES STATEMENTS OF CONDENSED CONSOLIDATED INCOME AND RETAINED EARNINGS

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         --------------------------------  ------------------------------
                                                   (Unaudited)                        (Unaudited)
                                         June 30, 1996      June 30, 1995  June 30, 1996    June 30, 1995
                                         -------------      -------------  -------------    -------------
REVENUES:
   Net Sales                               $41,482,437        $36,898,199    $80,511,303      $72,196,758
   Other income                                 95,103            269,906        230,815          618,633
                                           -----------        -----------    -----------      -----------
                                            41,577,540         37,168,105     80,742,118       72,815,391
                                           -----------        -----------    -----------      -----------
COSTS AND EXPENSES
   Cost of products sold                    28,714,994         25,145,126     56,192,355       49,775,511
   Selling, general & administrative         7,164,971          6,333,135     14,278,001       12,349,592
                                           -----------        -----------    -----------      -----------
                                            35,879,965         31,478,261     70,470,356       62,125,103
                                           -----------        -----------    -----------      -----------
INOME BEFORE INCOME TAXES                    5,697,575          5,689,844     10,271,762       10,690,288
PROVISION FOR INCOME TAXES                   2,133,000          2,233,000      3,838,000        4,210,000
                                           -----------        -----------    -----------      -----------
NET INCOME                                   3,564,575          3,456,844      6,433,762        6,480,288
RETAINED EARNINGS - BEGINNING               77,251,163         67,074,457     74,851,423       64,520,460
CASH DIVIDEND                                 (682,833)          (469,448)    (1,152,280)        (938,895)
                                           -----------        -----------    -----------      -----------
RETAINED EARNINGS - ENDING                 $80,132,905        $70,061,853    $80,132,905      $70,061,853
                                           ===========        ===========    ===========      ===========
NET INCOME PER SHARE (See Note 3)                $0.52              $0.51          $0.94            $0.95
                                           ===========        ===========    ===========      ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING (See Note 3)                  6,828,328          6,828,328      6,828,328        6,828,328

CASH DIVIDEND PER SHARE (See Note 3)              $.10              $.069          $.169           $.1375


         See Notes to Condensed Consolidated Financial Statements

         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                     SIX MONTHS ENDED
                                             -----------------------------
                                                       (Unaudited)
                                              June 30, 1996 June 30, 1995
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $6,433,762    $6,480,288
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  2,466,085     1,935,459
    Loss on disposal of property                     38,779         5,949
    Loss (gain) on disposal of investments                        (17,222)
    Changes in assets and liabilities:
      (Increase) in receivables                  (3,464,735)   (1,240,646)
      (Increase) in inventories                  (6,454,355)     (974,323)
      (Increase) in prepaid expenses, etc.       (1,235,031)     (237,712)
      (Increase) in deferred
         income taxes-current                        (9,163)      (27,836)
      (Increase) in other assets                   (310,000)     (310,000)
      Increase in accounts payable                2,041,276     1,998,189
      Increase(decrease) in accrued expenses        (29,360)    1,257,613
      Increase in accrued pension cost               50,000       253,094
      Increase(decrease) in deferred income
          taxes- noncurrent                         361,121      (47,481)
                                                 ----------    ----------
       Net cash provided (used) in
          operating activities                     (111,621)    9,075,372
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                         (11,970,264)   (6,777,245)
     Additions to available-for-sale and
         held-to-maturity investments            (4,344,532)  (19,943,189)
     Proceeds from disposal of available-for-
         sale and held-to-maturity investments    5,729,887    16,870,713
     Proceeds from disposal of property              10,625         1,705
                                                 ----------    ----------
       Net cash used in investing activities    (10,574,284)   (9,848,016)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                   38,750,000
     Net short-term repayments                  (26,250,000)
     Dividends paid                                (469,447)     (469,447)
                                                 ----------     ---------
     Net cash provided (used) by
         financing activities                    12,030,553      (469,447)
                                                 ----------     ---------
     Effect of exchange rate and investment
         reserve changes on cash                    164,378       (65,356)
                                                -----------     ---------
     Net increase (decrease) in cash and
         cash equivalents                         1,509,026    (1,307,447)
     Cash and cash equivalents at
         beginning of year                        1,459,370     6,106,565
                                                -----------     ---------
     Cash and cash equivalents at end of year    $2,968,396    $4,799,118
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                             $3,819,600    $4,096,470
        Interest                                    199,150         6,623

            See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1996



Note 1. Condensed Consolidated Financial Statements (Unaudited)
- ---------------------------------------------------------------

     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Registrant's Annual Report. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at June 30, 1996 and 1995 and the consolidated statements of income and cash flow for the six-month periods then ended. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

Note 2. Inventories
- -------------------

     Substantially all of the Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.


       Inventories are as follows:
                                  (Unaudited)
                                 June 30, 1996       December 31, 1995
                                 --------------      -----------------
         Raw material               $4,807,942           $4,569,522
         Tooling                     4,162,699            3,610,307
         Work-in-process             8,299,092            6,511,667
         Finished goods              9,459,193            5,583,075
                                   -----------          -----------
            TOTAL                  $26,728,926          $20,274,571
                                   ===========          ===========

If the FIFO method of inventory valuation had been used for all inventories by Registrant, inventories would have been $9,045,617 and $8,027,875 higher than reported at June 30, 1996 and December 31, 1995, respectively, and net income would have been $637,000 and $210,000 higher than reported for the six months ended June 30, 1996 and 1995, respectively. Included in other assets is long-term tooling inventory totaling $2,360,000 and $2,050,000 at June 30, 1996 and December 31, 1995, respectively.

Note 3. Reclassification
- ------------------------

     On May 22, 1996, the Registrant effected a reclassification of its existing common stock whereby each share of existing $1.00 par value common stock became one share of new $.01 par value Class A voting common stock (the "Stock Reclassification"). On May 23, 1996, the Registrant effected a 4-for-1 stock split, in the form of a stock dividend, payable in shares of $.01 par value non-voting common stock to stockholders of record on May 3, 1996 (the "Stock Dividend"). The change in par value of the Class A Common stock as a result of the Stock Reclassification resulted in the transfer of $1,754,305 from Class A common stock to additional paid-in capital, and the Stock Dividend resulted in the issuance of 5,316,075 new common shares and in the transfer of $53,161 from retained earnings to common stock. Accordingly, the stockholders' equity section of the Balance Sheet at December 31, 1995 and the references in the Statements of Condensed Consolidated Income and Retained Earnings to average number of shares outstanding and per share amounts for the three and six month periods ended June 30, 1995 have been restated to reflect the Stock Reclassification and Stock Dividend.

Note 4. Subsequent Event
- ------------------------

     On July 3, 1996, a public offering of 1,850,000 shares of common stock was consummated resulting in net proceeds to Registrant of approximately $33 million (net of transaction expenses) which will be used to repay existing short-term notes payable and finance future capital expenditures.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES

                               June 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Quarter Ended June 30, 1996 vs. Quarter Ended June 30, 1995
- -----------------------------------------------------------

     Consolidated net sales for the quarter ended June 30, 1996 were $41.5 million, versus $36.9 million for the quarter ended June 30, 1995, a 12.5% increase. Sales to customers outside the United States for the quarter ended June 30, 1996 were $9.7 million, versus $9.3 million for the quarter ended June 30, 1995, a 4.3% increase.

     Net sales for the fastener operation for the quarter ended June 30, 1996 were $33.7 million, versus $29.3 million for the quarter ended June 30, 1995, a 15.0% increase. The number of fastener units shipped within North America (including Canada) increased approximately 9.6% from the second quarter of 1995 to the second quarter of 1996, and represented approximately 74.9% of the total fasteners shipped in the second quarter of 1996. The number of fastener unit shipments to Europe decreased approximately 6.9% from the second quarter of 1995 compared to the second quarter of 1996, while the number of units shipped to the Asia-Pacific region increased 12.2% in the second quarter of 1996 from the second quarter of 1995. The European sales decrease was due in part to a planned reduction in distributor inventory which had been temporarily increased in anticipation of an expected sales surge from the release of "Windows 95". A similiar decline had occured in the Asia-Pacific region during the first quarter of 1996. The average selling prices for fasteners shipped in the second quarter of 1996 increased approximately 10.4% compared to the second quarter of 1995 as a result of a change in product mix toward higher priced fasteners and a 2.9% price increase effective April 1, 1996.

     Net sales for the motor operation for the second quarter of 1996 were $7.8 million, versus $7.6 million for the second quarter of 1995, a 2.6% increase. The number of motors sold increased 7.6% from the second quarter of 1995 to the second quarter of 1996 while the average selling price declined 4.5% as a result of a temporary change in product mix toward lower margin motors.

     Consolidated gross margin for the second quarter of 1996 was $12.8 million, versus $11.8 million for the second quarter of 1995, an 8.5% increase. Fastener gross margin for the second quarter of 1996 increased 10.7% from the second quarter of 1995 as a result of the increased number of units sold. As a percent of sales, however, fastener gross margin decreased from 32.8% in the second quarter of 1995 to 31.6% in the second quarter of 1996 becuase cost increases incurred for raw material, outside screw machine services, and tooling were not fully offset by price increases, production efficiences, and cost containment. Motor gross margin, as a percent of sales, decreased from 28.3% in the second quarter of 1995 to 27.3% in the second quarter of 1996 due to the temporary change in product mix toward lower margin motors.

     Selling, general, and administrative expenses ("SG&A") for the second quarter of 1996 were $7.2 million, versus $6.3 million for the second quarter of 1995, a 14.3% increase. As a percent of sales, however, SG&A only increased from 17.2% in the second quarter of 1995 to 17.3% in the second quarter of 1996. Additional SG&A staff, wage increases for the current staff, and the establishment of a Singapore distribution center all contributed to the increased SG&A expense.

     Consolidated net income for the second quarter of 1996 was $3.6 million, versus $3.5 million for the second quarter of 1995, an increase of 2.9%. Other income decreased 64.8% as a result of decreased investment income. This decrease was offset by tax savings as a result of a Pennsylvania income tax rate reduction and certain state tax planning strategies that lowered the overall effective tax rate from 39.2% in 1995 to 37.4% in 1996.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               June 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995
- -----------------------------------------------------------------

     Consolidated net sales for the six months ended June 30, 1996 were $80.5 million, versus $72.2 million for the six months ended June 30, 1995, an 11.5% increase. Sales to customers outside the United States for the six months ended June 30, 1996 were $19.5 million, versus $18.9 million for the six months ended June 30, 1995, a 3.2% increase.

     Net sales for the fastener operation for the six months ended June 30,1996 were $65.2 million, versus $57.6 million for the six months ended June 30, 1995, a 13.2% increase. The number of fastener units shipped within North America (including Canada) increased approximately 14.7% from the first six months of 1995 to the first six months of 1996, and represented approximately 73.5% of total fasteners shipped in the first six months of 1996. The number of fastener shipments to Europe increased approximately 5.7% in the first six months of 1996 compared to the first six months of 1995, while the number of units shipped to the Asia-Pacific region decreased 3.2% from the first six months of 1995 to the first six months of 1996. The continued strong demand for personal computers as well as other electronic equipment was the main cause of the increased shipment volume in North America and Europe. However, this increase was partially offset by the decline in the Asia-Pacific region, which was caused by high retail personal computer inventory levels resulting from a 1995 sales surge after the release of "Windows 95". Unsold computer and peripherals inventory of customers at the end of 1995 caused a temporary slowdown in fastener requirements for the first six months of 1996. The average selling price of fasteners shipped in the first six months of 1996 increased approximately 2.7% compared to the first six months of 1995 mainly due to a 2.9% price increase effective April 1, 1996.

     Net sales of the motor operation for the first six months of 1996 were $15.3 million, versus $14.6 million for the first six months of 1995, a 4.8% increase. The number of motors sold increased approximately 10.1% in the first six months of 1996 compared to the first six months of 1995 while the average selling price declined 4.4% as a result of a temporary change in product mix toward lower margin motors.

     Consolidated gross margin for the first six months of 1996 was $24.3 million, versus $22.4 million for the first six months of 1995, an 8.5% increase. Fastener gross margin increased 9.5% in the first six months of 1996 compared to the first six months of 1995 as a result of the increased number of units sold. As a percent of sales, however, fastener gross margin decreased from 32.0% in the first six months of 1995 to 31.0% in the first six months of 1996 because cost increases incurred for raw material, outside screw machine services, and tooling were not fully offset by price increases, production efficiencies, and cost containment. Motor gross margin increased approximately 3.4% in the first six months of 1996 compared to the first six months of 1995, however, as a percent of sales, decreased slightly from 27.4% in the first six months of 1995 to 26.9% in the first six months of 1996.

     Selling, general, and administrative expenses ("SG&A") for the first six months of 1996 were $14.3 million, versus $12.3 million for the first six months of 1995, a 16.3% increase. SG&A, as a percent of sales, increased from 17.1% in the first six months of 1995 to 17.7% in the first six months of 1996. Additional SG&A staff, wage increases for the current staff, and the establishment of a Singapore distribution center all contributed to the increased SG&A expense.

     Consolidated net income for the first six months of 1996 was $6.4 million, versus $6.5 million for the first six months of 1995. Other income decreased 62.7% as a result of decreased investment income. This was offset, however, by a Pennsylvania income tax rate reduction and certain state tax planning strategies that lowered the overall effective tax rate from 39.4% in 1995 to 37.4% in 1996.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               June 30, 1996


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Liquidity and Capital Resources
- -------------------------------

     Liquidity needs for the six months ended June 30, 1996 were primarily for $12.0 million of capital expenditures including the completion of a 43,000 square foot addition to the Company's Danboro facility and for $3.0 million purchases of finished goods inventory and other assets from Registrant's new distributor in Singapore. Short-term borrowings increased $12.5 million to finance these expenditures. As a result of these expenditures, working capital decreased from $38.9 million at December 31, 1995 to $34.9 million at June 30, 1996. At June 30, 1996, the Registrant had approximately $13.5 million available under its short-term lines of credit. During the second quarter of 1996, Registrant's line of credit with one bank in the amount of $10.0 million expired and was not renewed by the Registrant. Cash and short-term investments increased slightly from $7.4 million at December 31, 1995 to $7.6 million at June 30, 1996. On July 3, 1996 Registrant received approximately $33.0 million (net of transaction expenses) from the sale of 1,850,000 shares of non-voting common stock. These proceeds will be used to repay all short-term borrowings and to finance additional capital expenditures including the construction of a new manufacturing facility in Winston-Salem, NC.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.

Item 2. Changes in Securities
- -----------------------------

On May 22, 1996, Registrant filed an amendment to its Certificate of Incorporation which (i) increased the number of authorized shares of Capital Stock of the Company from 3,000,000 shares to 23,000,000 shares, consisting of 20,000,000 shares of Common Stock and 3,000,000 shares of Class A Common Stock, (ii) reclassified the previously outstanding Common Stock as Class A Common Stock, (iii) authorized a new class of non-voting capital stock designated as Common Stock, and (iv) established the rights, powers, and limitations of the Common Stock and the Class A Common Stock. On May 23, 1996, Registrant distributed a dividend of three shares of the new non-voting Common Stock for each share of Registrant's issued Common Stock held of record on May 3, 1996. The Stock Dividend had the same effect on the total number of shares of Capital Stock outstanding as a four-for-one stock split.

Item 3. Defaults Upon Senior Securities
- ---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
Registrant held its 1996 Annual Meeting of Stockholders (the "Annual Meeting") on May 22, 1996. The matters voted upon at the Annual Meeting and the respective voting results were as follows:

     1. The election of three Class B Directors of Registrant to hold office until the Annual Meeting of Stockholders to be held in 1999 and until their successors are duly elected.

Name of Nominee                For                  Withheld
- ---------------                ---                  --------
Kenneth A. Swanstrom        1,460,350               116,140
Lewis W. Hull               1,460,213               116,277
Mark W. Simon               1,460,258               116,232

     2. The election of one Class A Director of Registrant to hold office until the Annual Meeting of Stockholders to be held in 1998 and until his successor is duly elected.

Name of Nominee                For                  Withheld
- ---------------                ---                  --------
Frank S. Hermance           1,456,748               119,742

     3. The election of Deloitte & Touche LLP as auditors for Registrant for its 1996 fiscal year.

           For             Against           Abstain        Broker Non-Votes
           ---             -------           -------        ----------------
         1,512,839          62,473            1,138               40

     4. The approval of the proposal to amend and restate Article IV of Registrant's Certificate of Incorporation to (i) reclassify Registrant's existing Common Stock as Class A Common Stock, (ii) authorize a new class of non-voting common stock designated as Common Stock, (iii) increase the number of authorized shares of capital stock from 3,000,000 shares to 23,000,000 shares, consisting of 20,000,000 shares of Common Stock and 3,000,000 shares of Class A Common Stock, and (iv) establish the rights, powers, and limitations of the Common Stock and the Class A Common Stock.

           For            Against           Abstain        Broker Non-Votes
           ---            -------           -------        ----------------
         1,093,924         413,406            5,136            64,024

     5. The approval of Registrant's 1996 Equity Incentive Plan.

           For            Against           Abstain        Broker Non-Votes
           ---            -------           -------        ----------------
         1,041,075         312,851          158,540            64,024

     6. The approval of Registrant's 1996 Employee Stock Purchase Plan.

           For            Against            Abstain       Broker Non-Votes
           ---            -------            -------       ----------------
         1,323,156          31,285           157,985           64,064


Item 5. Other Information
- -------------------------

On July 3, 1996, a public offering of 1,850,000 shares of Registrant's non-voting Common Stock by Registrant and 1,000,000 shares of Registrant's non-voting Common Stock by certain selling stockholders was consummated.
Net proceeds from shares sold by Registrant of approximately $33 million will be used to repay existing short-term indebtedness and to finance future capital expenditures.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a) Exhibits:
   Exhibit No.     Description
   -----------     -----------
      3.1          Restated Certificate of Incorporation (filed herewith.)
      3.2          Bylaws, as amended. (Incorporated by reference to
                   Registrant's Form 10-K Annual Report for the year
                   ended December 31, 1994.)
       27          Financial Statement Data Schedule (filed herewith.)

(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: August 12, 1996        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: August 12, 1996        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance

                                  EXHIBIT INDEX

                     (Puruant to Item 601 of Regulation S-K)


     Exhibit No.          Exhibit Description
     -----------          -------------------

         3.1 Restated Certificate of Incorporation. (Filed herewith.)

         3.2              Bylaws, as amended. (Incorporated by
                          reference to Registrant's Form 10-K Annual
                          Report for the year ended December 31, 1994.)

         27               Financial Data Schedule.  (Filed herewith.)