Form 10-Q
period 1996-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1996-11-14
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of Class A common stock, $.01 par value and 6,971,246 shares of common stock, $.01 par value, outstanding on November 1, 1996.

                     PART I. FINANCIAL INFORMATION
         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                 (Unaudited)
                            September 30, 1996      December 31, 1995
CURRENT ASSETS              ------------------     ------------------
  Cash and cash equivalents        $4,024,308             $1,459,370
  Short-term investments           18,460,859              5,987,981
  Accounts receivable-trade        25,756,368             21,744,900
  Allowance for doubtful accounts  (1,000,000)              (900,000)
  Inventories (Note 2)             27,929,129             20,274,571
  Prepaid expenses                  2,565,617              2,556,893
  Deferred income taxes             1,000,421                958,888
                                   ----------             ----------
    Total current assets           78,736,702             52,082,603
                                   ----------             ----------

PROPERTY
  Property, plant & equipment      94,714,762             76,837,686
  Less accumulated depreciation    38,035,518             34,896,199
                                   ----------             ----------
    Property - net                 56,679,244             41,941,487
                                   ----------             ----------

OTHER ASSETS                        2,400,000              2,050,000
                                   ----------             ----------
      TOTAL                      $137,815,946            $96,074,090
                                 ============            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                           $1,500,000
  Accounts payable-trade           $4,812,434              4,302,773
  Dividends payable                   867,832
  Accrued expenses:
    Pension & profit sharing        2,782,771              3,983,621
    Income taxes                      233,833                468,268
    Payroll & commissions           4,720,197              2,426,097
    Other                             603,303                521,559
                                   ----------             ----------
    Total current liabilities      14,020,370             13,202,318
                                   ----------             ----------

ACCRUED PENSION COST                4,216,009              4,714,701
                                   ----------             ----------
DEFERRED INCOME TAXES               2,589,201              2,066,179
                                   ----------             ----------
STOCKHOLDERS' EQUITY (See Note 3)
  Class A common stock                 17,720                 17,720
  Common stock                         71,661                 53,161
  Additional paid-in capital       35,423,393              2,686,448
  Retained earnings                82,836,370             74,851,423
  Unrealized (loss) on
     investments -net of tax          (64,265)               (60,303)
  Cumulative foreign currency
     translation adjustment          (342,556)              (505,600)
  Treasury stock                     (951,957)              (951,957)
                                   ----------             ----------
     Total stockholders' equity   116,990,366             76,090,892
                                  -----------             ----------
      TOTAL                      $137,815,946            $96,074,090
                                 ============            ===========

See Notes to Condensed Consolidated Financial Statements

              PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES STATEMENTS OF CONDENSED CONSOLIDATED INCOME AND RETAINED EARNINGS

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                    ------------------------------------- -------------------------------------
                                    September 30, 1996 September 30, 1995 September 30, 1996 September 30, 1995
                                        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                    ------------------ ------------------ ------------------ ------------------
REVENUES:
   Net Sales                            $38,713,584        $34,080,372        $119,224,887      $106,277,130
   Other income                             437,714            224,530             668,529           843,163
                                        -----------        -----------         -----------       -----------
                                         39,151,298         34,304,902         119,893,416       107,120,293
                                        -----------        -----------         -----------       -----------
COST AND EXPENSES
   Cost of products sold                 26,609,149         23,677,065          82,801,504        73,452,576
   Selling, general & administrative      6,823,851          5,442,893          21,101,852        17,792,485
                                        -----------        -----------         -----------       -----------
                                         33,433,000         29,119,958         103,903,356        91,245,061
                                        -----------        -----------         -----------       -----------
INOME BEFORE INCOME TAXES                 5,718,298          5,184,944          15,990,060        15,875,232
PROVISION FOR INCOME TAXES                2,147,000          1,801,000           5,985,000         6,011,000
                                        -----------        -----------         -----------       -----------
NET INCOME                                3,571,298          3,383,944          10,005,060         9,864,232
RETAINED EARNINGS - BEGINNING            80,132,905         70,061,853          74,851,423        64,520,460
CASH DIVIDEND                              (867,833)          (469,448)         (2,020,113)       (1,408,343)
                                        -----------        -----------         -----------       -----------
RETAINED EARNINGS - ENDING              $82,836,370        $72,976,349         $82,836,370       $72,976,349
                                        ===========        ===========         ===========       ===========
NET INCOME PER SHARE (See Note 3)             $0.41              $0.50               $1.35             $1.44
                                        ===========        ===========         ===========       ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING (See Note 3)                8,638,111          6,828,328           7,435,992         6,828,328

CASH DIVIDEND PER SHARE (see Note 3)           $.10              $.069               $.269             $.207


         See Notes to Condensed Consolidated Financial Statements

         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                    NINE MONTHS ENDED
                                             -----------------------------
                                          (Unaudited)         (Unaudited)
                                      September 30, 1996  September 30, 1995
                                      ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $10,005,060        $9,864,232
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                              3,825,472         2,986,400
    Loss on disposal of property                 47,339            17,799
    Gain on disposal of investments                   0           (18,332)
    Changes in assets and liabilities:
      (Increase) in receivables              (3,911,468)         (333,546)
      (Increase) in inventories              (7,654,558)       (1,329,746)
      (Increase) in prepaid expenses, etc.       (8,724)       (1,263,264)
      (Increase)decrease in deferred
         income taxes-current                   (41,533)           20,056
      (Increase) in other assets               (350,000)         (360,000)
      Increase in accounts payable              509,661         2,167,604
      Increase in accrued expenses              940,559           707,530
      Increase(decrease) in accrued
         pension cost                          (498,692)          379,641
      Increase in deferred income
         taxes- noncurrent                     523,022           111,810
                                             ----------        ----------
       Net cash provided by
          operating activities                3,386,138        12,950,184
                                             ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                     (18,646,182)      (10,047,993)
     Additions to available-for-sale
         investments                             (4,367)                0
     Additions to held-to-maturity
         investments                       (412,182,675)      (25,614,933)
     Proceeds from disposal of
         available-for-sale investments         193,636           778,402
     Proceeds from disposal of
         held-to-maturity investments       399,514,033        21,137,762
     Proceeds from disposal of property          41,225             1,705
                                            -----------        ----------
       Net cash used in investing activities(31,084,330)      (13,745,057)
                                             ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings               41,750,000                 0
     Net short-term repayments              (43,250,000)                0
     Proceeds from issuance of common stock  32,755,445                 0
     Dividends paid                          (1,152,281)         (938,897)
                                             ----------         ---------
     Net cash provided (used) by
         financing activities                30,103,164          (938,897)
                                             ----------         ---------
     Effect of exchange rate and investment
         reserve changes on cash                159,966          (166,104)
                                              ---------         ---------
     Net increase (decrease) in cash and
         cash equivalents                     2,564,938        (1,899,874)
     Cash and cash equivalents at
         beginning of year                    1,459,370         6,106,565
                                              ---------         ---------
     Cash and cash equivalents at end of year$4,024,308        $4,206,691
                                             ==========        ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                          $5,521,600       $6,329,247
        Interest                                 217,907            9,433

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996



Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Registrant's Annual Report. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at September 30, 1996 and 1995 and the consolidated statements of income and cash flows for the three-month and nine-month periods then ended. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

Note 2. Inventories
-------------------
  Substantially all of the Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.


       Inventories are as follows:
                                  (Unaudited)
                                September 30, 1996       December 31, 1995
                                ------------------       -----------------
         Raw material               $4,411,164               $4,569,522
         Tooling                     4,291,299                3,610,307
         Work-in-process             8,177,215                6,511,667
         Finished goods             11,049,451                5,583,075
                                    ----------               ----------
            TOTAL                  $27,929,129              $20,274,571
                                    ==========               ==========

If the FIFO method of inventory valuation had been used by Registrant for all inventories, inventories would have been $9,130,354 and $8,027,875 higher than reported at September 30, 1996 and December 31, 1995, respectively, and net income would have been $690,000 and $556,000 higher than reported for the nine months ended September 30, 1996 and 1995, respectively. Included in other assets is long-term tooling inventory totaling $2,400,000 and $2,050,000 at September 30, 1996 and December 31, 1995, respectively.

Note 3. Reclassification
------------------------
  On May 22, 1996, Registrant effected a reclassification of its existing common stock whereby each share of existing $1.00 par value common stock became one share of new $.01 par value Class A voting common stock (the "Stock Reclassification"). On May 23, 1996, Registrant effected a 4-for-1 stock split, in the form of a stock dividend, payable in shares of $.01 par value non-voting common stock to stockholders of record on May 3, 1996
(the "Stock Dividend"). The change in par value of the Class A common stock as a result of the Stock Reclassification resulted in the transfer of $1,754,305 from Class A common stock to additional paid-in capital, and the Stock Dividend resulted in the issuance of 5,316,075 new common shares, and in the transfer of $53,161 from retained earnings to common stock. Accordingly, the stockholders' equity section of the Balance Sheet at December 31, 1995 and the references in the Statements of Condensed Consolidated Income and Retained Earnings to average number of shares outstanding and per share amounts for the three and nine month periods ended September 30, 1995 have been restated to reflect the Stock Reclassification and the Stock Dividend.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES

                             September 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Quarter Ended September 30, 1996 vs. Quarter Ended September 30, 1995
---------------------------------------------------------------------
   Consolidated net sales for the quarter ended September 30, 1996 were $38.7 million, versus $34.1 million for the quarter ended September 30, 1995, a 13.5% increase. Sales to customers outside the United States for the quarter ended September 30, 1996 were $10.1 million, versus $8.5 million for the quarter ended September 30, 1995, an 18.8% increase.
   Net sales for the fastener operation for the quarter ended September 30, 1996 were $31.7 million, versus $27.1 million for the quarter ended September 30, 1995, a 17.0% increase. The number of fastener units shipped within North America (including Canada) increased approximately 7.0% from the third quarter of 1995 to the third quarter of 1996, and represented approximately 69.3% of the total fasteners shipped in the third quarter of 1996. The number of fastener unit shipments to Europe increased approximately 1.2% from the third quarter of 1995 to the third quarter of 1996. The number of units shipped to the Asia-Pacific region increased 33.1% in the third quarter of 1996 from the third quarter of 1995 as a result of increased demand by computer and electronic equipment manufacturers in the Asia-Pacific region. The average selling prices for fasteners shipped in the third quarter of 1996 increased approximately 9.1% compared to the third quarter of 1995 as a result of a change in product mix toward higher priced fasteners and a 2.9% price increase effective April 1, 1996.
  Net sales for the motor operation for the third quarter of 1996 were $7.1 million, versus $7.0 million for the third quarter of 1995, a 1.4% increase. The number of motors sold decreased 4.5% from the third quarter of 1995 to the third quarter of 1996 while the average selling price increased 5.1%.
  Consolidated gross margin for the third quarter of 1996 was $12.1 million, versus $10.4 million for the third quarter of 1995, a 16.3% increase. Fastener gross margin for the third quarter of 1996 increased 21.2% from the third quarter of 1995 as a result of the increased number of units sold, a a change in product mix towards higher margin fasteners, production efficiencies, and a decrease in employee benefit costs. As a percent of sales, fastener gross margin increased from 31.5% in the third quarter of 1995 to 32.7% in the third quarter of 1996. Motor gross margin, as a percent of sales, decreased from 26.7% in the third quarter of 1995 to 25.0% in the third quarter of 1996.
   Selling, general, and administrative expenses ("SG&A") for the third quarter of 1996 were $6.8 million, versus $5.4 million for the third quarter of 1995, a 25.4% increase. The establishment of a Singapore distribution center in the first quarter of 1996 accounted for approximately 4.5% of this increase. The remainder of the increase was due to additional SG&A staff to handle the increased volume, wage increases for current staff, and increased legal and other professional fees that resulted from Registrant's recent public offering but which were not directly related to the offering.
   Consolidated net income for the third quarter of 1996 was $3.6 million, versus $3.4 million for the third quarter of 1995, a 5.5% increase.
Other income increased 94.9% due to income received from the temporary investment of the public offering proceeds as well as favorable currency exchange rates in the third quarter of 1996. The overall effective tax rate increased from 34.7% in the third quarter of 1995 to 37.5% in the third quarter of 1996 primarily due to a favorable retroactive adjustment made in the third quarter of 1995 as a result of a reduction in the Pennsylvania income tax rate and apportionment factor.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                             September 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995
-----------------------------------------------------------------------------
   Consolidated net sales for the nine months ended September 30, 1996 were $119.2 million, versus $106.3 million for the nine months ended September 30, 1995, a 12.1% increase. Sales to customers outside the United States for the nine months ended September 30, 1996 were $29.5 million, versus $27.4 million the nine months ended September 30, 1995, a 7.7% increase.
   Net sales for the fastener operation for the nine months ended September 30, 1996 were $96.8 million, versus $84.7 million for the nine months ended September 30, 1995, a 14.3% increase. The number of fastener units shipped within North America (including Canada) increased approximately 4.8% from the first nine months of 1995 to the first nine months of 1996, and represented approximately 68.7% of total fasteners shipped in the first nine months of 1996. The number of fastener shipments to Europe increased approximately 3.8% in the first nine months of 1996 compared to the first nine months of 1995, while the number of units shipped to the Asia-Pacific region increased 4.4% from the first nine months of 1995 to the first nine months of 1996. The continued strong demand for personal computers as well as other electronic equipment was the main cause of the increased shipment volume in all three regions. The average selling price of fasteners shipped in the first nine months of 1996 increased approximately 4.6% compared to the first nine months of 1995 mainly due to a 2.9% price increase effective April 1, 1996 and a change in product mix.
   Net sales of the motor operation for the first nine months of 1996 were $22.4 million, versus $21.6 million for the first nine months of 1995, a 3.7% increase. The number of motors sold increased approximately 5.1% in the first nine months of 1996 compared to the first nine months of 1995 while the average selling price declined 1.5% as a result of a temporary change in product mix toward lower margin motors.
   Consolidated gross margin for the first nine months of 1996 was $36.4 million, versus $32.8 million for the first nine months of 1995, an 11.0% increase. Fastener gross margin increased 13.2% in the first nine months of 1996 compared to the first nine months of 1995 mainly as a result of the increased number of units sold. As a percent of sales, however, fastener gross margin decreased from 31.8% in the first nine months of 1995 to 31.5% in the first nine months of 1996 because cost increases incurred for raw material, outside screw machine services, and tooling were not fully offset by price increases, production efficiencies, and cost containment. Motor gross margin increased 0.5% in the first nine months of 1996 compared to the first nine months of 1995 due to a shift in product mix towards lower margin motors.
   Selling, general, and administrative expenses ("SG&A") for the first nine months of 1996 were $21.1 million, versus $17.8 million for the first nine months of 1995, an 18.5% increase. SG&A, as a percent of sales, increased from 16.7% in the first nine months of 1995 to 17.7% in the first nine months of 1996. Additional SG&A staff, wage increases for the current staff, and the establishment of a Singapore distribution center all contributed to the increased SG&A expense.
   Consolidated net income for the first nine months of 1996 was $10.0 million, versus $9.9 million for the first nine months of 1995, a 1.0% increase. Other income decreased 20.7% as a result of decreased investment income during the first nine months of 1996(primarily during the first six months of 1996), and less favorable currency exchange rates in 1996 compared to 1995.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                             September 30, 1996


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Liquidity and Capital Resources
-------------------------------
   Liquidity needs for the nine months ended September 30, 1996 consisted primarily of $18.6 million of capital expenditures which included the completion of a 43,000 square foot addition to the Registrant's Danboro facility and for increased inventory availability in the European and Asia-Pacific regions. The inventory increase included $3.0 million finished goods inventory and other assets purchased from Registrant's new distributor in Singapore. The Registrant's primary source of cash in the third quarter of 1996 came from the issuance of 1,850,000 shares of non-voting common stock. Part of the offering proceed were used to repay all outstanding short-term borrowings and the remainder will be used to finance additional capital expenditures including approximately $8.5 million for the construction of a new fastener manufacturing facility in Winston-Salem, N.C. and new equipment for that facility. At September 30, 1996, Registrant also had approximately $27.5 million available under its short-term lines of credit. Accordingly, the Registrant anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations for the forseeable future.
   Registrant, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response,
Compensation and Liability Act, which potentially subjects PRP to joint and several liability for the costs of such cleanup. Based on Registant's assessment of the costs associated with its environmental responsibilites, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and in the opinion of Registrant's management, will not have a material effect on Registrant's financial position, net income, capital expenditures or competitive position.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.

Item 2. Changes in Securities
-----------------------------
On July 3, 1996, a public offering of 1,850,000 shares of Registrant's non-voting Common Stock by Registrant and 1,000,000 shares of Registrant's non-voting Common Stock by certain selling stockholders was consummated. Net proceeds from shares sold by Registrant of $32,755,000 were used to repay existing short-term indebtedness and the remainder will be used to finance future capital expenditures.

Item 3. Defaults Upon Senior Securities
---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
Not Applicable

Item 5. Other Information
-------------------------
Not Applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits:
    Exhibit No.    Description
    -----------    -----------
      10.2         Penn Engineering & Manufacturing Corp. 1996 Employee
                   Stock Purchase Plan

      27           Financial Statement Data Schedule. (Filed herewith.)

(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: November 14, 1996        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: November 14, 1996        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance


                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
10.2             Penn Engineering & Manufacturing Corp. 1996 Employee
                 Stock Purchase Plan

27               Financial Statement Data Schedule. (Filed herewith.)