Form 10-K
period 1996-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1997-03-31
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________

Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                        23-0951065
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


    P.O. Box 1000, Danboro, Pennsylvania                         18916
  ----------------------------------------                     ----------
  (Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code: (215) 766-8853 Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Class A Common Stock, $.01 par value   New York Stock Exchange
Common Stock, $.01 par value           New York Stock Exchange


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
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 27, 1997, the aggregate market value based on the closing sales price on that date of the voting stock held by non-affiliates of the Registrant was approximately $15,480,118.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,707,082 shares of Class A Common Stock and 6,971,246 shares of Common Stock outstanding on March 27, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's 1996 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14.

2. Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders filed as Exhibit (20) are incorporated by reference in Items 10, 11, 12 and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.

                                   -----------

                            INDEX TO FORM 10-K REPORT

                                   -----------

                                                                           PAGE
                                                                           ----
I.       PART I.       ....................................................  1

         Item 1.       Business............................................  1
         Item 2.       Properties..........................................  5
         Item 3.       Legal Proceedings...................................  6
         Item 4.       Submission of Matters to a Vote of
                         Security Holders..................................  6
                       Executive Officers of the Registrant................  6

II.      PART II.      ....................................................  7

         Item 5.       Market for Registrant's Common Equity
                         and Related Stockholder Matters...................  7
         Item 6.       Selected Financial Data.............................  7
         Item 7.       Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations.....................................  7
         Item 8.       Financial Statements and Supplementary Data.........  7
         Item 9.       Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure..............................  7

III.     PART III.     ....................................................  7

         Item 10.      Directors and Executive Officers of
                         the Registrant....................................  7
         Item 11.      Executive Compensation..............................  8
         Item 12.      Security Ownership of Certain
                         Beneficial Owners and Management..................  8
         Item 13.      Certain Relationships and Related Transactions......  8

IV.      PART IV.      ....................................................  9

         Item 14.      Exhibits, Financial Statements and
                         Schedules and Reports on Form 8-K.................  9

                                     PART I

Item 1.  Business.

         (a) General Development of Business.

         The Registrant, a Delaware corporation, was incorporated in 1942. The primary businesses of the Registrant have been:

            (i) The development, manufacture, and sale of PEM(R) self-clinching and broaching fasteners, inserts for plastic, and automatic insertion equipment for such fasteners sold under the name PEMSERTER(R); and

            (ii) The development, manufacture, and sale through the Registrant's Pittman division of permanent magnet field, brush-commutated dc electric motors under the Pittman(R) and Pitmo(R) trademarks, and electronically commutated brushless dc servomotors under the Elcom(R) trademark.

         During 1996 the Registrant reclassified its existing common stock into Class A Common Stock and issued a dividend of three shares of non-voting Common Stock for each outstanding share of Class A Common Stock. This dividend had the same effect on the total number of shares outstanding as a four-for-one stock split. The Registrant subsequently completed a public offering of an additional 1,850,000 shares of Common Stock, ceased trading both classes on the American Stock Exchange and began trading both classes on the New York Stock Exchange. The Registrant also instituted both an employee stock purchase plan, in which 30% of its employees are now participating, and a stock option plan, which includes substantially all of the Registrant's employees. These two programs will further tie the interest of the Registrant's employees to those of the stockholders.

         In early 1997, the Registrant completed its Danboro, Pennsylvania expansion and renovation program, adding approximately 43,000 square feet of additional manufacturing and office space. This much needed addition provided the Registrant the opportunity to reorganize many of its manufacturing processes. One of the largest capital projects ever undertaken by the Registrant, this new building allows for the flexibility to reposition a total of 460 pieces of manufacturing equipment. The Registrant has now converted approximately 60% of its manufacturing in Danboro to "cells," which the Registrant believes will result in increased efficiencies and productivity gains associated with this manufacturing method. The end result of this reorganization is that lead times for certain fastener product lines have been reduced by approximately one-half, and the ability to react to customer demand has been increased.

         The Registrant's new 120,000 square foot fastener facility in Winston-Salem, North Carolina, is scheduled for completion in June 1997. This new facility will replace the present 58,000 square foot North Carolina plant, which the Registrant intends to sell. When this new building is completed, the Registrant's total fastener manufacturing floor space will be approximately 375,000 square feet.

         In March 1996, the Registrant acquired its previously independent Singapore distributor and created a master distributor and sales office for its fastener operations in the Asia-Pacific market. This new facility, functioning similarly to the Registrant's European master distributor and sales office in Doncaster, England, provides distribution channels in the important Pacific Rim market, which the Registrant believes will serve as a staging ground for future growth in this area.

         (b) Financial Information About Industry Segments.

         The answer to this Item is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements "Financial Reporting for Segments of the Registrant" on pages 23 and 24 of the Registrant's 1996 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K Report.

         (c) Narrative Description of Business.

         The Registrant is the world's leading manufacturer of self-clinching fasteners used by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM self-clinching fasteners, which accounted for approximately 82% of the Registrant's sales in 1996, were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal or plastic. Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile parts, such as air bags and windshield wipers. The Registrant's Pittman division manufacturers high performance permanent magnet dc motors used in electronics, medical, and manufacturing applications.

         The Registrant's fasteners are primarily used by sheet metal fabricators which utilize the Registrant's fasteners to produce sub-assemblies for original equipment manufacturers ("OEMs"). Both OEMs and their subcontractors seek fastening solutions which provide lower total installed cost and are highly reliable, thereby lowering production and service costs. The Registrant's application engineers and independent distributors continually work in close collaboration with OEMs and their subcontractors to determine appropriate fastener applications, which often results in OEMs specifying the Registrant's fasteners. Self-cinching fasteners generally compete against loose hardware, such as nuts and bolts. The Registrant's fasteners typically sell at a premium to loose hardware. However, the Registrant's fasteners generally result in lower overall manufacturing costs.

         The Company also manufactures and sells manual and automated presses for fastener installation under the PEMSERTER trademark. The rapid and accurate installation provided by PEMSERTER presses, together with the Company's broad range of fastener products, provides the Company's customers with a complete fastening system.

               The Registrant's Pittman division produces high-quality, high-performance, permanent magnet dc motors used in light-weight precision applications such as archival storage, printing, copying, robotics, and medical diagnostic equipment and centrifuges. Pittman's broad range of products are typically adapted to the specific requirements of individual customers.

         The manufacture and sale of (i) self-clinching and broaching fasteners and inserts for plastic and (ii) direct current electric motors are the Registrant's only lines of business. The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 1994, 1995 and 1996:

                                               Percentage of Total Sales
                                             -----------------------------
                Year Ended                                        Electric
                December 31                  Fasteners             Motors
                -----------                  ---------            --------
                  1994                          79%                 21%
                  1995                          80%                 20%
                  1996                          82%                 18%

         The Company's fastener products are sold through a worldwide network of approximately 40 authorized distributors located in 30 countries and the Company's subsidiaries in Singapore and England. Many of the distributors and engineering representative organizations have been affiliated with the Company for more than 20 years. The Company's independent distributors, which maintain their own inventories of the Company's products, may sell other industrial components, but are not allowed to carry fasteners which compete with the Company's products. The Company's return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. Customers receive technical support from the Company's worldwide network of independent engineering representatives. The Company's engineers work in collaboration with individual manufacturers early in the design process to engineer fastening solutions that often result in the specification of PEM fasteners in new products. The Company supplies its customers and distributors through warehouses in Doncaster, England and Singapore, in addition to maintaining an inventory at its Danboro, Pennsylvania facility.

         Domestic sales of Pittman motors are handled by technical sales representatives who have the expertise to combine Pittman's motor products with available motion system components and deliver a complete motion control system to the customer. European sales are conducted through an exclusive agreement with a Swiss manufacturer of precision motors that utilize a different technology from, and are complementary to, Pittman's motors.

         During the year ended December 31, 1996, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of the Registrant in the market for self-clinching, broaching and insert fasteners. The Registrant believes that it has maintained its market share during 1996. Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching and insert fasteners.

         The Registrant also believes its Pittman division maintained its competitive position in the electric motor market in 1996.

         Among the Registrant's principal customers for fasteners and PEMSERTERS(R) are manufacturers of business machines, personal computers and computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors and other fabricated metal products. The principal customers for the direct current electric motors and servomotors are manufacturers of automated production equipment, instruments, computer peripherals, business machines and medical equipment. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. However, sales of fasteners to one of the Registrant's authorized distributors totalled approximately $16,554,000 for the year ended December 31, 1994, $20,854,000 for the year ended December 31, 1995 and $21,830,000 for the year ended December 31, 1996, or approximately 13.6%, 14.8% and 13.6%, respectively, of the Registrant's consolidated net sales in such years.

         As of December 31, 1996, the Registrant had an order backlog of $44,359,000 compared with $70,364,000 as of December 31, 1995. The Registrant estimates that substantially all of its backlog as of December 31, 1996 will be shipped during its fiscal year ending December 31, 1997.

         The raw materials used by the Registrant are generally available in adequate supply.

         The Registrant holds a number of patents, and has patent applications pending, in the United States and various foreign countries. Management believes, however, that the Registrant's business is not materially dependent on any patent or group of patents. The principal trademarks of the Registrant are registered in the United States and various foreign countries.

         Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 1994, 1995 and 1996 were approximately $1,136,000, $1,460,000 and $1,520,000, respectively.

         The Registrant believes that compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

         As of December 31, 1996, 1,330 persons were employed by the Registrant, 119 more than were employed as of December 31, 1995. None of the Company's personnel are governed by collective bargaining agreements, and the Company has never experienced a strike. The Company believes that its labor rates are comparable to those of its competitors and that the Company's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

         The answer to this Item is incorporated by reference to Note 12 "Financial Reporting for Segments of the Company" on pages 23 and 24 of the Registrant's 1996 Annual Report to Stockholders, which is included as Exhibit
(13) to this Form 10-K. Also, all foreign sales except for those of PEM International, Ltd. and PEM International (Singapore) Pte Ltd. are sold F.O.B., the Registrant's factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through the Registrant's wholly owned subsidiary, PEM International, Ltd. and are denominated in pounds sterling. Sales in the Pacific Rim are made through the Registrant's wholly owned subsidiary, PEM International (Singapore) Pte Ltd. and are denominated in Singapore dollars. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

Item 2.  Properties.

         As of December 31, 1996, the Registrant's principal plants and offices, all of which (other than the Singapore office) were owned by the Registrant, were as follows:


     Location                  Size of Facility                       Use of Facility
     --------                  ----------------                       ---------------
Danboro, Pennsylvania          230,000 sq. ft. building               Executive offices and
                               on 106.9 acres                         manufacture of fasteners

Winston-Salem,                 58,280 sq. ft. building                Manufacture of components
  North Carolina               on 3.4 acres                           for fasteners

Harleysville,                  58,000 sq. ft. building                Manufacture of dc motors
  Pennsylvania                 on 6 acres

Suffolk, Virginia              50,000 sq. ft. building                Manufacture of components
                               on 17.2 acres                          for fasteners

Doncaster, South               10,500 sq. ft. building                Office and warehouse for
  Yorkshire, England           on 5.25 acres                          the distribution of fasteners

Singapore                      3,700 sq. ft.                          Office and warehouse for
                                                                      the distribution of fasteners


         The Registrant considers all of its plants and equipment to be modern and well maintained. The Registrant has purchased a 16.3 acre commercial plot in Winston-Salem, North

Carolina. The Registrant is building a 120,000 square foot facility at this location, which is scheduled for completion by June 1997. Upon completion of this new facility, the Registrant intends to sell its existing North Carolina facility.

         The Registrant carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which are deemed adequate.

Item 3.  Legal Proceedings.

         The answer to this Item is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements "Contingencies" on page 22 of the Registrant's 1996 Annual Report to Stockholders which is included as Exhibit
(13) to this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

         Executive Officers of the Registrant

         Certain information about the executive officers of the Registrant is as follows:

 Name                            Age          Position Held With the Registrant

Kenneth A. Swanstrom             57           Chairman of the Board, Chief
                                              Executive Officer and President

Martin J. Bidart                 60           Vice President - Manufacturing

Raymond L. Bievenour             53           Vice President - Sales/Marketing

Joseph F. Lopes                  63           Vice President - Quality

Mark W. Simon                    58           Vice President - Finance
                                              and Corporate Secretary

Kent R. Fretz                    59           Vice President and General
                                              Manager - Pittman division

         All of the executive officers of the Registrant have been principally employed as officers or employees of the Registrant for more than the past five years. The executive officers of the Registrant are elected each year at the organization meeting of the Board of Directors of the Registrant which is held following the Annual Meeting of Stockholders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         During 1996 the Registrant reclassified its existing common stock into Class A Common Stock and issued a dividend of three shares of non-voting Common Stock for each outstanding share of Class A Common Stock. This dividend had the same effect on the total number of shares outstanding as a four-for-one stock split. The Registrant subsequently completed a public offering of an additional 1,850,000 shares of Common Stock, ceased trading both classes on the American Stock Exchange and began trading both classes on the New York Stock Exchange. Additional information on this Item is incorporated by reference to page 13 of the Registrant's 1996 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 6.  Selected Financial Data.

         The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 9 of the Registrant's 1996 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The answer to this Item is incorporated by reference to pages 10 through 12 of the Registrant's 1996 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 8.  Financial Statements and Supplementary Data.

         The answer to this Item is incorporated by reference to pages 14 through 24 of the Registrant's 1996 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report, and the schedules included herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information concerning directors is incorporated by reference to pages 7 through 9 and pages 15 to 16 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is included as Exhibit (20) to this Form 10-K Report. Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K report.

Item 11. Executive Compensation.

         Information concerning this item is incorporated by reference to pages 9 through 11 and page 15 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is included as Exhibit (20) to this Form 10-K Report.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information concerning this item is incorporated by reference to pages 2 through 6 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is included as Exhibit (20) to this Form 10-K Report.

Item 13. Certain Relationships and Related Transactions.

         Information concerning this item is incorporated by reference to page 16 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is included as Exhibit (20) to this Form 10-K Report.

                                     PART IV

Item 14. Exhibits, Financial Statements and Schedules and Reports on Form 8-K.

         (a) Financial Statements, Financial Schedules and Exhibits Filed.

             1. Consolidated Financial Statements.

         The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:

                                                                           Page
                                                                           ----

                Consolidated Balance Sheets at December 31, 1996 and 1995    14*

                Statements of Consolidated Income for the years ended
                December 31, 1996, 1995 and 1994.                            15*

                Statements of Changes in Consolidated Stockholders' Equity
                for the years ended December 31, 1996, 1995 and 1994.        16*

                Statements of Consolidated Cash Flows for the years ended
                December 31, 1996, 1995 and 1994.                            17*

                Notes to Consolidated Financial Statements.               18-24*

                Independent Auditors' Report                                 24*

             2. Financial Schedules.

                None.

-------------------
* Refers to the respective page of the Registrant's 1996 Annual Report to Stockholders, which is filed as Exhibit (13) to this Form 10-K Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

             3. Exhibits.

             Reference is made to the Exhibit Index on page 11 of this Form 10-K.

         (b) Reports on Form 8-K.

             During the quarter ended December 31, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENN ENGINEERING & MANUFACTURING CORP.

Date:  March 28, 1997                    By:/s/ Kenneth A. Swanstrom
                                                -------------------------------
                                                Kenneth A. Swanstrom,
                                                Chairman/CEO/President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

/s/ Kenneth A. Swanstrom            Chairman/CEO/President        March 28, 1997
-----------------------------       (Principal
Kenneth A. Swanstrom                Executive Officer)


/s/ Mark W. Simon                   V.P. Finance, Corporate       March 28, 1997
-----------------------------       Secretary and Director
Mark W. Simon                       (Principal Financial
                                    and Accounting Officer)


/s/ Willard S. Boothby, Jr.         Director                      March 28, 1997
-----------------------------
Willard S. Boothby, Jr.


-----------------------------       Director                      March   , 1997
Frank S. Hermance


/s/ Lewis W. Hull                   Director                      March 28, 1997
-----------------------------
Lewis W. Hull


/s/ Thomas M. Hyndman, Jr.          Director                      March 28, 1997
-----------------------------
Thomas M. Hyndman, Jr.


                                    Director                      March   , 1997
-----------------------------
Maurice D. Oaks


/s/ Daryl L. Swanstrom              Director                      March 28, 1997
-----------------------------
Daryl L. Swanstrom

                     PENN ENGINEERING & MANUFACTURING CORP.

                                  EXHIBIT INDEX


Item              Description
----              -----------


(3)(i)            Restated Certificate of Incorporation of the Registrant.
                  (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1996.)

(3)(ii) By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994.)

(10)(i) Right of First Refusal dated as of September 5, 1986 between the Registrant and Lawrence W. Swanstrom and Daryl E. Swanstrom. (Incorporated by reference to Exhibit A to the Company's Form 8-Current Report dated September 5, 1986, the date of the earliest event reported.)

(10)(ii) 1996 Equity Incentive Plan. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-20101 filed with the Commission on January 21, 1997.)

(10)(iii) 1996 Employee Stock Purchase Plan. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-13073 filed with the Commission on September 30, 1996.)

(13)             1996 Annual Report to Stockholders. (Only those pages
                  expressly incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14 of this Form 10-K report.)

(17)              Letter re Change in Accounting Principles.

(20)              Proxy Statement for the Registrant's 1996 Annual Meeting of
                  Stockholders.

(21)              Subsidiaries of the Registrant

(23)              Independent Auditors' Consent

(27)              Financial Data Schedule