Form 10-Q
period 1997-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1997-05-14
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1997

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of Class A common stock, $.01 par value, and 6,971,246 shares of common stock, $.01 par value, outstanding on May 5, 1997.

                     PART I. FINANCIAL INFORMATION
          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                           (Unaudited)
                                March 31, 1997      December 31, 1996
CURRENT ASSETS                  --------------     ------------------
  Cash and cash equivalents        $4,520,802             $4,208,339
  Short-term investments (Note 2)  12,599,660             10,857,728
  Accounts receivable-trade        27,869,960             29,579,972
  Allowance for doubtful accounts    (900,000)            (1,000,000)
  Refundable income taxes                                    245,682
  Inventories (Note 2)             28,539,401             27,533,220
  Prepaid expenses                  2,308,275              2,124,335
  Deferred income taxes               278,296                391,244
                                   ----------             ----------
    Total current assets           75,216,395             73,940,520
                                   ----------             ----------

PROPERTY
  Property, plant & equipment     105,916,324            101,260,757
  Less accumulated depreciation    40,884,291             39,428,723
                                  -----------            -----------
    Property - net                 65,032,033             61,832,034
                                  -----------            -----------

OTHER ASSETS                        2,825,000              2,765,000
                                  -----------            -----------
      TOTAL                      $143,073,427           $138,537,554
                                  ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade           $4,657,532             $3,740,603
  Dividends payable                   867,832
  Accrued expenses:
    Pension & profit sharing        1,671,523              2,139,844
    Income taxes                      893,093
    Payroll & commissions           3,241,063              2,809,711
    Other                           1,103,081              1,017,518
                                   ----------             ----------
    Total current liabilities      12,434,124              9,707,676
                                   ----------             ----------

ACCRUED PENSION COST                4,792,857              4,792,857
                                   ----------             ----------
DEFERRED INCOME TAXES               3,094,850              2,899,870
                                   ----------             ----------
STOCKHOLDERS' EQUITY
  Class A common stock                 17,720                 17,720
  Common stock                         71,661                 71,661
  Additional paid-in capital       35,420,903             35,420,903
  Retained earnings                87,928,782             85,822,011
  Unrealized (loss) on
     investments -net of tax          (64,869)               (61,671)
  Cumulative foreign currency
     translation adjustment           329,840                818,484
  Treasury stock                     (952,441)              (951,957)
                                  -----------            -----------
     Total stockholders' equity   122,751,596            121,137,151
                                  -----------            -----------
      TOTAL                      $143,073,427           $138,537,554
                                  ===========            ===========

See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                 THREE MONTHS ENDED
                                         --------------------------------
                                                     (Unaudited)
                                         March 31, 1997    March 31, 1996
                                         --------------    --------------
REVENUES:
   Net Sales                               $39,015,773        $39,028,866
   Other income                                173,056            135,712
                                           -----------        -----------
                                            39,188,829         39,164,578
                                           -----------        -----------
COSTS AND EXPENSES
   Cost of products sold                    27,236,591         27,412,627
   Selling, general & administrative         7,301,635          7,113,030
                                           -----------        -----------
                                            34,538,226         34,525,657
                                           -----------        -----------
INOME BEFORE INCOME TAXES                    4,650,603          4,638,921
PROVISION FOR INCOME TAXES                   1,676,000          1,731,000
                                           -----------        -----------
NET INCOME                                   2,974,603          2,907,921
RETAINED EARNINGS - BEGINNING               85,822,011         74,904,584
CASH DIVIDEND                                 (867,832)          (469,447)
                                           -----------        -----------
RETAINED EARNINGS - ENDING                 $87,928,782        $77,343,058
                                           ===========        ===========
NET INCOME PER SHARE (See Note 3)                $0.34              $0.42
                                           ===========        ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING (See Note 3)                  8,678,326          6,828,328

CASH DIVIDEND PER SHARE (See Note 3)              $.10               $.07


         See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                    THREE MONTHS ENDED
                                             -----------------------------
                                                       (Unaudited)
                                             March 31, 1997 March 31, 1996
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $2,974,603    $2,907,921
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  1,492,883     1,181,301
    Loss on disposal of property                     17,373        27,296
    Gain on disposal of investments                    (625)
    Changes in assets and liabilities:
      (Increase) decrease in receivables          1,610,012    (1,309,187)
      Decrease in refundable income taxes           245,682
      (Increase) in inventories                  (1,006,181)   (4,936,067)
      (Increase) in prepaid expenses, etc.         (183,940)     (704,768)
      (Increase) decrease in deferred
         income taxes-current                       112,948        (2,143)
      (Increase) in other assets                   ( 60,000)     (136,000)
      Increase in accounts payable                  916,929     1,234,900
      Increase in accrued expenses                  941,686       198,829
      Increase in deferred income taxes
          - noncurrent                              194,980       217,879
                                                 ----------    ----------
       Net cash provided (used) in
          operating activities                    7,256,350    (1,320,039)
                                                 ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                          (4,736,177)   (6,517,784)
     Additions to held-to-maturity investments   (9,666,912)    ( 828,948)
     Proceeds from disposal of
         held-to-maturity investments             7,920,362     1,205,000
     Proceeds from disposal of property                  32         7,125
                                                 ----------    ----------
       Net cash used in investing activities     (6,482,695)   (6,134,607)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                                 17,000,000
     Net short-term repayments                                 (7,500,000)
     Acquisition of treasury stock                    ( 484)
                                                -----------     ---------
     Net cash provided by (used in)
         financing activities                          (484)    9,500,000
                                                -----------     ---------
     Effect of exchange rate and investment
         reserve changes on cash                   (460,708)     (102,479)
                                                -----------     ---------
     Net increase in cash and cash
         equivalents                                312,463     1,942,875
     Cash and cash equivalents at
         beginning of year                        4,208,339     1,459,370
                                                -----------     ---------
     Cash and cash equivalents at end of year    $4,520,802    $3,402,245
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                               $105,600      $180,850
        Interest                                      1,380        12,832

See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1997




Note 1. Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Registrant's Annual Report. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at March 31, 1997 and 1996 and the consolidated statements of income and cash flow for the three-month periods then ended. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

Note 2. Inventories
-------------------
  Substantially all of Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.



       Inventories are as follows:
                                  (Unaudited)
                                 March 31, 1997      December 31, 1996
                                 --------------      -----------------
         Raw material               $4,355,537             $4,469,666
         Tooling                     4,172,991              3,882,298
         Work-in-process             8,117,389              7,648,141
         Finished goods             11,893,484             11,533,115
                                    ----------              ---------
            TOTAL                  $28,539,401            $27,533,220
                                    ==========             ==========

  If the FIFO method of inventory valuation had been used by Registrant for all inventories, inventories would have been $8,140,112 and $8,117,442 higher than reported at March 31, 1997 and December 31, 1996, respectively, and net income would have been $15,000 and $151,000 higher than reported for the three months ended March 31, 1997 and 1996 respectively. Included in other assets is long-term tooling inventory totaling $2,825,000 and $2,765,000 at March 31, 1997 and December 31, 1996, respectively.

  In the fourth quarter of 1996, the Company changed its method of calculating the index on its domestic fastener LIFO inventory from the unit cost method to the components of cost method. Management believes that this change in its LIFO method of application better reflects the effects of inflation and results in a more representative LIFO cost index for product mix changes. Accordingly, the statement of Condensed Consolidated Income and Retained Earnings for the three months ended March 31, 1996 has been restated to reflect the results of this change.

Note 3. Reclassification
------------------------
  On May 22, 1996 the Registrant effected a reclassification of its existing common stock whereby each share of existing $1.00 par value voting common stock became one share of new $.01 par value Class A voting common stock (the Stock Reclassification"). On May 23, 1996, the Registrant effected a 4-for-1 stock split, in the form of a stock dividend, payable in shares of $.01 par value non-voting common stock to stockholders of record on May 3, 1996 (the "Stock Dividend"). The change in par value of the Class A common stock as a result of the Stock Reclassification resulted in the transfer of $1,754,305 from Class A common stock to additional paid-in capital, and the Stock Dividend resulted in the issuance of 5,316,075 new common shares and in the transfer of $53,161 from retained earnings to common stock. In the foregoing consolidated financial statements, all per share amounts and number of shares have been restated to reflect the Stock Reclassification and the Stock Dividend.

             PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               March 31, 1997


                   MANAGEMENT'S DISCUSSION & ANALYSIS
                        OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Quarter Ended: March 31, 1997 vs. March 31, 1996
------------------------------------------------
    Consolidated net sales for the quarter ended March 31, 1997 were $39.0 million. This represented no change from the same amount recorded for the quarter ended March 31, 1996. Sales to customers outside the United States for the quarter ended March 31, 1997 were $10.7 million, versus $9.8 million for the quarter ended March 31, 1996, a 9.1% increase. Net sales for the fastener operation for the quarter ended March 31, 1997 were $32.0 million, versus $31.5 million for the quarter ended March 31, 1996, a 1.6% increase. Motor sales decreased 7.9% from $7.6 million recorded for the quarter ended March 31, 1996 to $7.0 million recorded for the quarter ended March 31, 1997.
   The number of fastener units sold to independent customers decreased approximately 11.2% from the first quarter of 1996 to the first quarter of 1997. The number of fastener units sold within North America decreased approximately 13.6% from the first quarter of 1996 to the first quarter of 1997, and represented approximately 70.0% of total fasteners sold in the first quarter of 1997. The number of fasteners sold into Europe also decreased approximately 13.1% from the first quarter of 1996 to the first quarter of 1997 and represented approximately 23.9% of total fasteners sold in the first quarter of 1997. The decrease in North America shipments is mainly due to adjustments in distributor inventory levels, which were unusually high during the third and fourth quarters of 1996. Distributor shipments to end customers continu to be strong, especially in the personal computer and automotive markets. The decrease in the European market is mainly due to the strengthening of the British pound against other major European currencies which has placed the Company at a competitive disadvantage with local
European manufacturers. The number of fastener units sold into the Asia-Pacific region increased approximately 47.1% from the first quarter of 1996 to the first quarter of 1997 mainly as a result of the establishment of a master wharehouse in Singapore in March of 1996. This has allowed the Company to better service the major multi-national personal computer companies operating in this area. The number of motors sold decreased 12.9% from the first quarter of 1996 to the first quarter of 1997.

    The average selling price for fasteners shipped in the first quarter of 1997 increased approximately 15.1% from $56.81 per thousand fasteners sold in the first quarter of 1996 to $65.41 per thousand fasteners sold in the first quarter of 1997. This increase is mainly due to a change in product mix toward higher priced fasteners and a 2.8% price increase effective in the second quarter of 1996. The average selling price of Pittman motors increased from $40.13 per motor in the first quarter of 1996 to $42.52 per motor in the first quarter of 1997.

    Consolidated gross profit for the first quarter of 1997 was $11.8 million, versus $11.6 million for the first quarter of 1996, a 1.7% increase. Fastener gross profit margins increased 5.3% from the first quarter of 1996 to the first quarter of 1997 due to a decrease in outside supplemental screw machine support, a decrease in overtime expenses, and a shift in sales toward higher margin products. Motor gross profit decreased 14.1% from the first quarter of 1996 to the first quarter of 1997 due to increased fixed expenses and lower than expected sales volume.

    Consolidated selling, general, and administrative expenses ("SG&A") for the first quarter of 1997 were $7.3 million, versus $7.1 million for the first quarter of 1996, a 2.8% increase. SG&A, as a percent of sales, increased from 18.2% in the first quarter of 1996 to 18.7% in the first quarter of 1997. Contributing to this increase were increased commission expense due to continued strong end customer demand and increased legal, investor relations, and other professional fees related to the Company's 1996 public offering.

             PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               March 31, 1997


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


    Consolidated net income for the first quarter of 1997 was $3.0 million, versus $2.9 million for the first quarter of 1996. Other income increased 27.5% due to higher investment income. The overall effective tax rate decreased from 37.3% in the first quarter of 1996 to 36.0% in the first quarter of 1997 due to tax planning strategies implemented in the second half of 1996.

Liquidity and Capital Resources
-------------------------------
    Net cash provided by operations totalled $7.3 million for the quarter ended March 31, 1997 and represented an $8.6 million increase over the same period in 1996. Liquidity needs for the quarter ended March 31, 1997 were primarily for $4.7 million of capital expenditures including the construction of a 120,000 square foot manufacturing facility in Winston-Salem, North Carolina. Short-term investments increased 15.6% from $10.9 million at December 31, 1996 to $12.6 million at March 31, 1997. Also, the Company had approximately $27.5 million available at March 31, 1997 under its short-term lines of credit. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the forseeable future.

                        PART II OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.

Item 2. Changes in Securities
-----------------------------
Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
Not Applicable

Item 5. Other Information
-------------------------
None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits:
    Exhibit No.            Description
    -----------            -----------
       27           Financial Statement Data Schedule
(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: May 13, 1997        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: May 13, 1997        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance