Form 10-Q
period 1997-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1997-08-14
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1997

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of Class A common stock, $.01 par value and 6,981,682 shares of common stock, $.01 par value, outstanding on August 8, 1997.

                     PART I. FINANCIAL INFORMATION
         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                 (Unaudited)
                                June 30, 1997      December 31, 1996
CURRENT ASSETS                  --------------     ------------------
  Cash and cash equivalents        $5,862,395             $4,208,339
  Short-term investments           11,093,221             10,857,728
  Accounts receivable-trade        27,660,915             29,579,972
  Allowance for doubtful accounts    (900,000)            (1,000,000)
  Refundable income taxes             678,173                245,682
  Inventories (Note 2)             27,295,415             27,533,220
  Prepaid expenses                  2,265,527              2,124,335
  Deferred income taxes               333,727                391,244
                                   ----------             ----------
    Total current assets           74,289,373             73,940,520
                                   ----------             ----------

PROPERTY
  Property, plant & equipment     113,185,650            101,260,757
  Less accumulated depreciation    42,336,149             39,428,723
                                   ----------             ----------
    Property - net                 70,849,501             61,832,034
                                   ----------             ----------

OTHER ASSETS                        2,825,000              2,765,000
                                   ----------             ----------
      TOTAL                      $147,963,874           $138,537,554
                                 ============            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade           $4,684,580             $3,740,603
  Dividends payable                   868,875
  Accrued expenses:
    Pension & profit sharing        3,291,252              2,139,844
    Income taxes                       21,776
    Payroll & commissions           4,014,541              2,809,711
    Other                             973,120              1,017,518
                                   ----------             ----------
    Total current liabilities      13,854,144              9,707,676
                                   ----------             ----------

ACCRUED PENSION COST                4,792,857              4,792,857
                                   ----------             ----------
DEFERRED INCOME TAXES               3,478,678              2,899,870
                                   ----------             ----------
STOCKHOLDERS' EQUITY (See Note 3)
  Class A common stock                 17,720                 17,720
  Common stock                         71,766                 71,661
  Additional paid-in capital       35,587,913             35,420,903
  Retained earnings                90,620,125             85,822,011
  Unrealized (loss) on
     investments -net of tax          (62,055)               (61,671)
  Cumulative foreign currency
     translation adjustment           555,167                818,484
  Treasury stock                     (952,441)              (951,957)
                                  -----------            -----------
     Total stockholders' equity   125,838,195            121,137,151
                                  -----------            -----------
      TOTAL                      $147,963,874           $138,537,554
                                 ============           ============

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         --------------------------------  ------------------------------
                                                    (Unaudited)                      (Unaudited)
                                         June 30, 1997      June 30, 1996  June 30, 1997    June 30, 1996
                                         -------------      -------------  -------------    -------------
REVENUES:
   Net Sales                               $41,973,879        $41,482,437    $80,989,652      $80,511,303
   Other income                                297,404             95,103        470,461          230,815
                                           -----------        -----------    -----------      -----------
                                            42,271,283         41,577,540     81,460,113       80,742,118
                                           -----------        -----------    -----------      -----------
COSTS AND EXPENSES
   Cost of products sold                    29,007,288         28,103,676     56,243,879       55,516,303
   Selling, general & administrative         7,529,776          7,164,971     14,831,411       14,278,001
                                           -----------        -----------    -----------      -----------
                                            36,537,064         35,268,647     71,075,290       69,794,304
                                           -----------        -----------    -----------      -----------
INOME BEFORE INCOME TAXES                    5,734,219          6,308,893     10,384,823       10,947,814
PROVISION FOR INCOME TAXES                   2,174,000          2,377,500      3,850,000        4,108,500
                                           -----------        -----------    -----------      -----------
NET INCOME                                   3,560,219          3,931,393      6,534,823        6,839,314
RETAINED EARNINGS - BEGINNING               87,928,782         77,289,897     85,822,011       74,851,423
CASH DIVIDEND                                 (868,876)          (682,833)    (1,736,709)      (1,152,280)
                                           -----------        -----------    -----------      -----------
RETAINED EARNINGS - ENDING                 $90,620,125        $80,538,457    $90,620,125      $80,538,457
                                           ===========        ===========    ===========      ===========
NET INCOME PER SHARE (See Note 3)                $0.41              $0.58          $0.75            $1.00
                                           ===========        ===========    ===========      ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING (See Note 3)                   8,688,764          6,828,328      8,683,574        6,828,328

CASH DIVIDEND PER SHARE (see Note 3)              $.10               $.10           $.20            $.169


         See Notes to Condensed Consolidated Financial Statements

         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                     SIX MONTHS ENDED
                                             -----------------------------
                                                      (Unaudited)
                                              June 30, 1997 June 30, 1996
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $6,534,823    $6,839,314
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  3,016,237     2,466,085
    Loss on disposal of property                     55,200        38,779
    Gain on disposal of investments                  (1,250)            0
    Changes in assets and liabilities:
      (Increase)decrease in receivables           1,819,057    (3,464,735)
      (Increase) in refundable income taxes        (432,491)            0
      (Increase)decrease in inventories             237,805    (7,195,141)
      (Increase) in prepaid expenses, etc.         (141,192)   (1,235,031)
      (Increase)decrease in deferred
         income taxes-current                        57,517        (9,163)
      (Increase) in other assets                    (60,000)     (310,000)
      Increase in accounts payable                  943,977     2,041,276
      Increase in accrued expenses                2,333,615       305,874
      Increase in accrued pension cost                    0        50,000
      Increase in deferred income
          taxes- noncurrent                         578,808       361,121
                                                 ----------    ----------
       Net cash provided by (used in)
          operating activities                   14,942,106      (111,621)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                         (12,097,964)  (11,970,264)
     Additions to held-to-maturity investments  (17,361,669)   (4,344,532)
     Proceeds from disposal of available-for-
         sale investments                                 0       101,368
     Proceeds from disposal of held-to-maturity
         investments                             17,126,797     5,628,519
     Proceeds from disposal of property                  47        10,625
                                                 ----------    ----------
       Net cash used in investing activities    (12,332,789)  (10,574,284)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                            0    38,750,000
     Net short-term repayments                            0   (26,250,000)
     Dividends paid                                (867,834)     (469,447)
     Issuance of common stock                       167,115             0
     Acquisition of treasury stock                     (484)            0
                                                 ----------    ----------
     Net cash provided by (used in)
         financing activities                      (701,203)   12,030,553
                                                 ----------    ----------
     Effect of exchange rate and investment
         reserve changes on cash                   (254,058)      164,378
                                                -----------     ---------
     Net increase in cash and cash equivalents    1,654,056     1,509,026
     Cash and cash equivalents at
         beginning of year                        4,208,339     1,459,370
                                                -----------     ---------
     Cash and cash equivalents at end of year    $5,862,395    $2,968,396
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                             $3,436,990    $3,819,600
        Interest                                      1,380       199,150

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1997



Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Registrant's Annual Report. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at June 30, 1997 and 1996 and the consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

Note 2. Inventories
-------------------
  Substantially all of the Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.


       Inventories are as follows:
                                  (Unaudited)
                                 June 30, 1997       December 31, 1996
                                 --------------      -----------------
         Raw material               $4,221,448             $4,469,666
         Tooling                     4,110,243              3,882,298
         Work-in-process             8,040,848              7,648,141
         Finished goods             10,922,876             11,533,115
                                    ----------              ---------
            TOTAL                  $27,295,415            $27,533,220
                                    ==========             ==========

If the FIFO method of inventory valuation had been used by Registrant for all inventories, inventories would have been $8,340,112 and $8,117,442 higher than reported at June 30, 1997 and December 31, 1996, respectively, and net income would have been $140,000 and $173,000 higher than reported for the six months ended June 30, 1997 and 1996, respectively. Included in other assets is long-term tooling inventory totaling $2,825,000 and $2,765,000 at June 30, 1997 and December 31, 1996, respectively.

  In the fourth quarter of 1996, the Company changed its method of calculating the index on its domestic fastener LIFO inventory from the unit cost method to the components of cost method. Management believes that the change in its LIFO method of application better reflects the effects of inflation and results in a more representative LIFO cost index for product mix changes. Accordingly, the statement of Condensed Consolidated Income and Retained Earnings for the three months and six months ended June 30, 1996 has been restated to reflect the results of this change.

Note 3. Reclassification
------------------------
  On May 22, 1996, Registrant effected a reclassification of its existing common stock whereby each share of existing $1.00 par value voting common stock became one share of new $.01 par value Class A voting common stock (the "Stock Reclassification"). On May 23, 1996, the Registrant effected a 4-for-1 stock split, in the form of a stock dividend, payable in shares of $.01 par value non-voting common stock to stockholders of record on May 3, 1996
(the "Stock Dividend"). The change in par value of the Class A common stock as a result of the Stock Reclassification resulted in the transfer of $1,754,305 from Class A common stock to additional paid-in capital, and the Stock Dividend resulted in the issuance of 5,316,075 new common shares and in the transfer of $53,161 from retained earnings to common stock. In the forgoing consolidated financial statements, all per share amounts and number of shares have been restated to reflect the Stock Reclassification and the Stock Dividend.

Note 4. Newly Issued Accounting Pronouncement
---------------------------------------------
  In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic EPS, calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, and diluted EPS, calculated the same as basic EPS except that the denominator is increased to include the number of additional common shares that would have been issued if all dilutive potential common shares had been issued. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires the restatement of EPS for all periods presented. On a pro forma basis, the adoption of SFAS No. 128 would not have a material effect on the Company's calculation of primary or fully diluted earnings per share in the accompanying financial statements.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES

                               June 30, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Quarter Ended June 30, 1997 vs. Quarter Ended June 30, 1996
-----------------------------------------------------------
   Consolidated net sales for the quarter ended June 30, 1997 were $42.0 million, versus $41.5 million for the quarter ended June 30, 1996, a 1.2% increase. Sales to customers outside the United States for the quarter ended June 30, 1997 were $9.9 million, versus $9.7 million for the quarter ended June 30, 1996, a 2.1% increase. Net sales for the fastener operation for the quarter ended June 30, 1997 were $34.1 million, versus $33.7 million for the quarter ended June 30, 1996, a 1.2% increase. Motor sales were $7.8 million for the quarter ended June 30, 1997, equal to the same amount recorded for the quarter ended June 30, 1996.
   The number of fastener units sold to independent customers decreased approximately 4.5% in the second quarter of 1997 compared to the second quarter of 1996. The number of fastener units sold within North America decreased approximately 10.2% in the second quarter of 1997 compared to the second quarter of 1996, and represented approximately 71.3% of total fasteners sold in the second quarter of 1997. The number of fastener units sold into Europe increased approximately 14.2% in the second quarter of 1997 compared to the second quarter of 1996 and represented approximately 23.3% of total fasteners sold in the second quarter of 1997. The decrease in North American shipments continues to be caused by adjustments in distributor inventory levels, which were unusually high during 1996. The increase in the European market was due to an unusually low sales level in 1996 caused by a reduction in European distributor levels. The number of fastener units sold into the Asia-Pacific region increased approximately 11.4% in the second quarter of 1997 compared to the second quarter of 1996, mainly as a result of the establishment of a master warehouse in Singapore in March of 1996. This master warehouse has allowed the Company to better service the major multi-national personal computer companies operating in the area. The number of motors sold decreased 1.6% in the second quarter of 1997 compared to the second quarter of 1996.
  The average selling price for fasteners shipped in the second quarter of 1997 increased approximately 3.2% from $61.79 per thousand fasteners sold in the second quarter of 1996 to $63.79 per thousand fasteners sold in the second quarter of 1997. This increase is mainly due to a 3.98% price increase effective in the second quarter of 1997. The average selling price of Pittman motors increased approximately 2.5% from the second quarter of 1996 to the second quarter of 1997 mainly due to a higher percentage of more expensive brushless motors sold in the second quarter of 1997 compared to the second quarter of 1996.
  Consolidated gross profit for the second quarter of 1997 was $13.0 million, versus $13.4 million for the second quarter of 1996, an 3.0% decrease. Fastener gross profit margins decreased 3.0% in the second quarter of 1997 compared to the second quarter of 1996 while motor gross profit decreased
3.6% during the same period. The fastener gross profit was negatively impacted by higher depreciation expense due to the large level of capital expenditures during 1996.
   Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 1997 were $7.5 million, versus $7.2 million for the second quarter of 1996, a 4.2% increase. Contributing to this increase were increased commission expense due to continued strong end customer demand.
   Consolidated net income for the second quarter of 1997 was $3.6 million, versus $3.9 million for the second quarter of 1996. Other income increased significantly due to higher investment income.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               June 30, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Six Months Ended June 30, 1997 vs.Six Months Ended June 30, 1996
----------------------------------------------------------------
   Consolidated net sales for the six months ended June 30, 1997 were $81.0 million, versus $80.5 million for the six months ended June 30, 1996, an increase of less than 1%. Sales to customers outside the United States for the six months ended June 30, 1997 were $20.7 million, versus $19.5 million for the six months ended June 30, 1996, a 6.1% increase. Net sales for the fastener operation for the six months ended June 30, 1997 were $66.2 million, versus $65.2 million for the six months ended June 30, 1996, a 1.5% increase. Motor sales decreased approximately 3.3% from $15.3 million recorded for the first six months of 1996 to $14.8 million recorded for the six months ended June 30, 1997.
   The number of fastener units sold to independent customers decreased approximately 7.8% in the first six months of 1997 compared to the first six months of 1996. The number of fastener units sold within North America decreased approximately 11.9% in the first six months of 1997 compared to the first six months of 1996, and represented approximately 70.7% of total fasteners shipped in the first six months of 1997. The number of fastener units sold into Europe decreased approximately 1.0% in the first six months of 1997 compared to the first six months of 1996, while the number of units sold to the Asia-Pacific region increased 27.2% in the first six months of 1997 compared to the first six months of 1996. The decrease in North American shipments is mainly due to adjustments in distributor inventory levels which were unusually high during the latter part of 1996. The increase in the Asia-Pacific region is mainly due to the establishment of a master warehouse in Singapore in March of 1996. The number of motors sold decreased 7.3% from the first six months of 1996 to the first six months of 1997.
   The average selling price of fasteners shipped in the first six months of 1997 increased approximately 8.7% from $59.32 per thousand fasteners sold in the first six months of 1996 to $64.51 per thousand fasteners sold in the first six months of 1997. This increase is mainly due to a change in product mix toward higher priced fasteners and a 3.98% price increase effective in the second quarter of 1997. The average selling price of Pittman motors increased from $40.87 per motor in the first six months of 1996 to $42.59 per motor in the first six months of 1997 mainly as a result of increased brushless motor sales which carry a higher price per motor.
   Consolidated gross profit decreased slightly from $25.0 million in the first six months of 1996 compared to $24.7 million in the first six months of 1997. Fastener gross profit margin increased 0.5% in the first six months of 1997 compared to the first six months of 1996 as a result of lower outside supplemental screw machine costs. Motor gross profit margins decreased 8.5% in the first six months of 1997 compared to the first six months of 1996 due to increased fixed expenses and lower than expected sales volume.
   Consolidated selling, general, and administrative expenses ("SG&A") for the first six months of 1997 were $14.8 million, versus $14.3 million for the first six months of 1996, a 3.5% increase. This increase was caused by increased commission expense due to continued strong end customer demand and increased legal, investor relations, and other professional fees resulting from the Company's 1996 public offering and subsequent listing on the New
York Stock Exchange.
   Consolidated net income for the first six months of 1997 was $6.5 million, versus $6.8 million for the first six months of 1996. The increase in sales due to higher prices and a more favorable mix was not enough to offset the increases in cost of sales and SG&A. Other income increased mainly due to higher investment income.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               June 30, 1997


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Liquidity and Capital Resources
-------------------------------
   Net cash provided by operations totaled $14.9 million for the six months ended June 30, 1997. Liquidity needs for the six months ended June 30, 1997 were primarily for $12.1 million of capital expenditures including the construction of a 120,000 square foot manufacturing facility in Winston-Salem, North Carolina. Short-term investments increased 1.8% from $10.9 million at December 31, 1996 to $11.1 million at June 30, 1997. Also, the Company had approximately $27.5 million available at June 30, 1997 under its short-term lines of credit. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.

Item 2. Changes in Securities
-----------------------------
Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
Registrant held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") on April 30, 1997. The matters voted upon at the Annual Meeting and the respective voting results were as follows:
   1. The election of three Class C Directors of Registrant to hold office until the Annual Meeting of Stockholders to be held in 2000 and until their successors are duly elected.
Name of Nominee                 For             Withheld
---------------                 ---             --------
Willard S. Boothby, Jr.      1,638,117             1,277
Thomas M. Hyndman, Jr.       1,638,117             1,277
Daryl L. Swanstrom           1,638,482               912

   2. The election of Deloitte & Touche LLP as auditors for Registrant for its 1997 fiscal year.
                                For          Against      Abstain
                                ---          -------      -------
                              1,637,514          615        -0-


Item 5. Other Information
-------------------------
Not Applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits:
    Exhibit No.    Description
    -----------    -----------
      3.1          Restated Certificate of Incorporation. (Incorporated by
                   reference to Exhibit 3.1 of Registrant's Form 10-Q
                   Quarterly Report for the period ended June 30, 1996.)
      3.2          Bylaws, as amended. (Incorporated by reference to Exhibit
                   3(ii) of the Registrant's Form 10-K Annual Report for the
                   year ended December 31, 1994.)
      27           Financial Statement Data Schedule. (Filed herewith.)

(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: August 14, 1997        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: August 14, 1997        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance