Form 10-Q
period 1997-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1997-11-13
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of Class A common stock, $.01 par value and 6,927,123 shares of common stock, $.01 par value, outstanding on November 10, 1997.

                     PART I. FINANCIAL INFORMATION
         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                 (Unaudited)
                              September 30, 1997   December 31, 1996
CURRENT ASSETS                ------------------   ------------------
  Cash and cash equivalents        $6,142,821             $4,208,339
  Short-term investments           11,725,415             10,857,728
  Accounts receivable-trade        25,891,769             29,579,972
  Allowance for doubtful accounts    (900,000)            (1,000,000)
  Refundable income taxes             852,868                245,682
  Inventories (Note 2)             26,057,256             27,533,220
  Prepaid expenses                  2,492,291              2,124,335
  Deferred income taxes               362,205                391,244
                                   ----------             ----------
    Total current assets           72,624,625             73,940,520
                                   ----------             ----------

PROPERTY
  Property, plant & equipment     117,062,042            101,260,757
  Less accumulated depreciation    43,995,329             39,428,723
                                   ----------             ----------
    Property - net                 73,066,713             61,832,034
                                   ----------             ----------

OTHER ASSETS                        2,805,000              2,765,000
                                   ----------             ----------
      TOTAL                      $148,496,338           $138,537,554
                                 ============            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade           $4,985,477             $3,740,603
  Dividends payable                   948,609                      0
  Accrued expenses:
    Pension & profit sharing        2,526,427              2,139,844
    Income taxes                       95,276                      0
    Payroll & commissions           4,661,197              2,809,711
    Other                             978,648              1,017,518
                                   ----------             ----------
    Total current liabilities      14,195,634              9,707,676
                                   ----------             ----------

ACCRUED PENSION COST                4,330,429              4,792,857
                                   ----------             ----------
DEFERRED INCOME TAXES               3,809,196              2,899,870
                                   ----------             ----------
STOCKHOLDERS' EQUITY (See Note 3)
  Class A common stock                 17,720                 17,720
  Common stock                         71,766                 71,661
  Additional paid-in capital       35,587,913             35,420,903
  Retained earnings                93,499,487             85,822,011
  Unrealized loss on
     investments -net of tax          (64,060)               (61,671)
  Cumulative foreign currency
     translation adjustment          (633,592)               818,484
  Treasury stock                   (2,318,155)              (951,957)
                                  -----------            -----------
     Total stockholders' equity   126,161,079            121,137,151
                                  -----------            -----------
      TOTAL                      $148,496,338           $138,537,554
                                 ============           ============

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         --------------------------------  ------------------------------
                                                    (Unaudited)                      (Unaudited)
                                    September 30, 1997  September 30, 1996 September 30, 1997  September 30, 1996
                                    ------------------  ------------------ ------------------  ------------------
REVENUES:
   Net Sales                             $42,531,365        $38,713,584      $123,521,017        $119,224,887
   Other income                              557,472            437,714         1,027,933             668,529
                                         -----------        -----------       -----------         -----------
                                          43,088,837         39,151,298       124,548,950         119,893,416
                                         -----------        -----------       -----------         -----------
COSTS AND EXPENSES
   Cost of products sold                  29,414,064         26,454,165        85,657,943          81,970,468
   Selling, general & administrative       7,690,801          6,823,851        22,522,212          21,101,852
                                         -----------        -----------       -----------         -----------
                                          37,104,865         33,278,016       108,180,155         103,072,320
                                         -----------        -----------       -----------         -----------
INOME BEFORE INCOME TAXES                  5,983,972          5,873,282        16,368,795          16,821,096
PROVISION FOR INCOME TAXES                 2,156,000          2,198,500         6,006,000           6,307,000
                                         -----------        -----------       -----------         -----------
NET INCOME                                 3,827,972          3,674,782        10,362,795          10,514,096
RETAINED EARNINGS - BEGINNING             90,620,125         80,538,457        85,822,011          74,851,423
CASH DIVIDEND                               (948,610)          (867,833)       (2,685,319)         (2,020,113)
                                         -----------        -----------       -----------         -----------
RETAINED EARNINGS - ENDING               $93,499,487        $83,345,406       $93,499,487         $83,345,406
                                         ===========        ===========       ===========         ===========
NET INCOME PER SHARE (See Note 3)              $0.44              $0.43             $1.19               $1.41
                                         ===========        ===========       ===========         ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING (See Note 3)                 8,685,190          8,638,111         8,705,183           7,435,992

CASH DIVIDEND PER SHARE (see Note 3)            $.11               $.10              $.31                $.27


         See Notes to Condensed Consolidated Financial Statements

         PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                    NINE MONTHS ENDED
                                             -----------------------------
                                                      (Unaudited)
                                       September 30, 1997 September 30, 1996
                                       ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $10,362,795       $10,514,096
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                4,708,515         3,825,472
    Loss (gain) on disposal of property            (6,171)           47,339
    Gain on disposal of investments                (7,662)                0
    Changes in assets and liabilities:
      (Increase)decrease in receivable          3,588,203        (3,911,468)
      (Increase) in refundable income taxes      (607,186)                0
      (Increase)decrease in inventories         1,475,964        (8,485,594)
      (Increase) in prepaid expenses, etc.       (367,956)           (8,724)
      (Increase)decrease in deferred
         income taxes-current                      29,039           (41,533)
      (Increase) in other assets                  (40,000)         (350,000)
      Increase in accounts payable              1,244,874           509,661
      Increase in accrued expenses              2,294,474         1,262,559
      (Decrease)in accrued pension cost          (462,428)         (498,692)
      Increase in deferred income
          taxes- noncurrent                       909,326           523,022
                                               ----------        ----------
       Net cash provided by operating
          activities                           23,121,787         3,386,138
                                               ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                       (16,161,540)      (18,646,182)
     Additions to held-to-maturity
         investments                          (23,589,128)     (412,182,675)
     Additions to available-for-sale
         investments                                    0            (4,367)
     Proceeds from disposal of held-to-
         maturity investments                  22,277,321       399,514,033
     Proceeds from disposal of available-
         for-sale investments                     447,865           193,636
     Proceeds from disposal of property           164,097            41,225
                                               ----------       -----------
       Net cash used in investing activities  (16,861,385)      (31,084,330)
                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                          0        41,750,000
     Net short-term repayments                          0       (43,250,000)
     Dividends paid                            (1,736,710)       (1,152,281)
     Issuance of common stock                     167,115        32,755,445
     Acquisition of treasury stock             (1,366,198)                0
                                                ---------        ----------
     Net cash provided by (used in)
         financing activities                  (2,935,793)       30,103,164
                                                ---------        ----------
     Effect of exchange rate and investment
         reserve changes on cash               (1,390,127)          159,966
                                                ---------         ---------
     Net increase in cash and cash equivalents  1,934,482         2,564,938
     Cash and cash equivalents at
         beginning of year                      4,208,339         1,459,370
                                                ---------         ---------
     Cash and cash equivalents at end of year  $6,142,821        $4,024,308
                                               ==========        ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                           $5,086,490        $5,521,600
        Interest                                    1,380           217,907

See Notes to Condensed Consolidated Financial Statements

          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997



Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Registrant's Annual Report for the year ended December 31, 1996. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at September 30, 1997 and December 31, 1996 and the consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 1997 and 1996, respectively. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

Note 2. Inventories
-------------------
  Substantially all of the Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.


       Inventories are as follows:

                                  (Unaudited)
                               September 30, 1997       December 31, 1996
                               ------------------       -----------------
         Raw material               $4,435,396             $4,469,666
         Tooling                     4,082,710              3,882,298
         Work-in-process             7,894,281              7,648,141
         Finished goods              9,644,869             11,533,115
                                    ----------              ---------
            TOTAL                  $26,057,256            $27,533,220
                                    ==========             ==========

If the FIFO method of inventory valuation had been used by Registrant for all inventories, inventories would have been $8,840,112 and $8,117,442 higher than reported at September 30, 1997 and December 31, 1996, respectively, and net income would have been $454,000 and $170,000 higher than reported for the nine months ended September 30, 1997 and 1996, respectively, and $320,000 higher than reported for the three months ended September 30, 1997 and $3,000 lower than reported for the three months ended September 30, 1996. Included in other assets is long-term tooling inventory totaling $2,805,000 and $2,765,000 at September 30, 1997 and December 31, 1996, respectively.

  In the fourth quarter of 1996, the Company changed its method of calculating the index on its domestic fastener LIFO inventory from the unit cost method to the components of cost method. Management believes that the change in its LIFO method of application better reflects the effects of inflation and results in a more representative LIFO cost index for product mix changes. Accordingly, the statement of Condensed Consolidated Income and Retained Earnings for the three months and nine months ended September 30, 1996 has been restated to reflect the results of this change.


<PAGE 6>

Note 3. Reclassification & Stock Repurchase
-------------------------------------------
  On May 22, 1996, Registrant effected a reclassification of its existing common stock whereby each share of existing $1.00 par value voting common stock became one share of new $.01 par value Class A voting common stock (the "Stock Reclassification"). On May 23, 1996, the Registrant effected a 4-for-1 stock split, in the form of a stock dividend, payable in shares of $.01 par value non-voting common stock to stockholders of record on May 3, 1996
(the "Stock Dividend"). The change in par value of the Class A common stock as a result of the Stock Reclassification resulted in the transfer of $1,754,305 from Class A common stock to additional paid-in capital, and the Stock Dividend resulted in the issuance of 5,316,075 new shares of non-voting common stock and in the transfer of $53,161 from retained earnings to common stock. In the forgoing consolidated financial statements, all per share amounts and number of shares have been restated to reflect the Stock Reclassification and the Stock Dividend.
  On August 12, 1997, Registrant repurchased 65,034 shares of $.01 par value non-voting common stock from a director of the Company at a price of $21.00 per share. The amount paid for the repurchase has been included in treasury stock.

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

                             September 30, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Quarter Ended September 30, 1997 vs. Quarter Ended September 30, 1996
---------------------------------------------------------------------
   Consolidated net sales for the quarter ended September 30, 1997 were $42.5 million, versus $38.7 million for the quarter ended September 30, 1996, a 9.8% increase. Sales to customers outside the United States for the quarter ended September 30, 1997 were $10.2 million, versus $10.1 million for the quarter ended September 30, 1996, a 1.0% increase. Net sales for the fastener operation for the quarter ended September 30, 1997 were $34.4 million, versus $31.7 million for the quarter ended September 30, 1996, an 8.5% increase. Motor sales were $8.1 million for the quarter ended September 30, 1997, versus $7.1 million for the quarter ended September 30, 1996, a 14.1% increase.
   The number of fastener units sold to independent customers increased 7.5% in the third quarter of 1997 compared to the third quarter of 1996. The number of fastener units sold within North America increased approximately 7.5% in the third quarter of 1997 compared to the third quarter of 1996, and represented approximately 72.7% of total fasteners sold in the third quarter of 1997. The number of fastener units sold into Europe increased approximately 24.3% in the third quarter of 1997 compared to the third quarter of 1996 and represented approximately 22.2% of total fasteners sold in the third quarter of 1997. Point-of-sale demand remains strong in these two regions and sales volume is now increasing after adjustments were made to unusually high distributor inventory levels in late 1996 and early 1997. The number of fastener units sold into the Asia-Pacific region decreased approximately
32.7% in the third quarter of 1997 compared to the third quarter of 1996.
This decrease is attributable to the economic uncertainty faced by this region during the third quarter of 1997 forcing several customers to shift their production to other regions. The number of motors sold increased 23.0% in the third quarter of 1997 compared to the third quarter of 1996. Strong demand from the semiconductor equipment manufacturing market, the data storage and retrieval market, and the graphic imaging market all contributed to the motor sales increase.
  The average selling price for fasteners shipped in the third quarter of 1997 increased approximately 1.6% from $62.49 per thousand fasteners sold in the third quarter of 1996 to $63.48 per thousand fasteners sold in the third quarter of 1997. This increase is mainly due to a price increase which was effective in the second quarter of 1997. The average selling price of Pittman motors decreased approximately 6.7% from the third quarter of 1996 to the third quarter of 1997 mainly due to a change in product mix towards less expensive brush motors.
  Consolidated gross profit for the third quarter of 1997 was $13.1 million, versus $12.3 million for the third quarter of 1996, a 6.5% increase.
Fastener gross profit increased 4.7% in the third quarter of 1997 compared to the third quarter of 1996 mainly due to higher sales volume offset by higher fixed costs due to the large level of capital expenditures during 1996 and early 1997. Motor gross profit increased 20.7% due to the large sales volume increase during the quarter.
   Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 1997 were $7.7 million, versus $6.8 million for the third quarter of 1996, a 13.2% increase. A major reason for the increase is that commission expense increased 8.7% from the third quarter of 1996 to the third quarter of 1997 due to continued strong end customer demand.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                             September 30, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996
-----------------------------------------------------------------------------
   Consolidated net sales for the nine months ended September 30, 1997 were $123.5 million, versus $119.2 million for the nine months ended September 30, 1996, a 3.6% increase. Sales to customers outside the United States for the nine months ended September 30, 1997 were $30.4 million, versus $29.5 million for the nine months ended September 30, 1996, a 3.1% increase. Net sales for the fastener operation for the nine months ended September 30, 1997 were $100.6 million, versus $96.8 million for the nine months ended September 30, 1996, a 3.9% increase. Motor sales were $22.9 million for the nine months ended September 30, 1997, versus $22.4 million for the nine months ended September 30, 1996, a 2.2% increase.
   The number of fastener units sold to independent customers decreased approximately 3.0% in the first nine months of 1997 compared to the first nine months of 1996. The number of fastener units sold within North America decreased approximately 5.9% in the first nine months of 1997 compared to the first nine months of 1996, and represented approximately 71.4% of total fasteners shipped in the first nine months of 1997. This decrease is mainly due to adjustments in distributor inventory levels which were unusually high during the latter part of 1996 and early 1997. The number of fastener units sold into Europe increased approximately 6.3% in the first nine months of 1997 compared to the first nine months of 1996, and represented approximately 23.1% of total fasteners shipped in the first nine months of 1997. The number of fastener units sold to the Asia-Pacific region decreased approximately 0.9% in the first nine months of 1997 compared to the first nine months of 1996. The increase in Europe is due to continued strong point-of-sale demand throughout all three quarters of 1997 as opposed to 1996 when point-of-sales demand trended significantly downward in the latter part of the year. Sales in the Asia-Pacific region have been affected by the relocation of manufacturing operations away from the region due to currency fluctuations and other economic problems being experienced in the area during the third quarter. The number of motors sold increased 2.3% from the first nine months of 1996 to the first nine months of 1997 as demand picked up significantly in the third quarter of 1997.
   The average selling price of fasteners shipped in the first nine months of 1997 increased approximately 6.3% from $60.35 per thousand fasteners sold in the first nine months of 1996 to $64.16 per thousand fasteners sold in the first nine months of 1997. This increase is mainly due to a change in product mix toward higher priced fasteners and a 3.98% price increase effective in the second quarter of 1997. The average selling price of Pittman motors increased from $40.93 per motor in the first nine months of 1996 to $40.98 per motor in the first nine months of 1997.
   Consolidated gross profit increased slightly from $37.3 million in the first nine months of 1996 to $37.9 million in the first nine months of 1997. Fastener gross profit increased 1.9% in the first nine months of 1997 compared to the first nine months of 1996 as a result of increased sales offset by higher depreciation expense. Motor gross profit in the first nine months of 1997 was equal to the comparable period in 1996.
   Consolidated SG&A for the first nine months of 1997 was $22.5 million, versus $21.1 million for the first nine months of 1996, a 6.6% increase. This increase was caused by increased commission expense due to continued strong end customer demand and increased legal, investor relations, and other professional fees resulting from the Company's 1996 public offering and subsequent listing on the New York Stock Exchange.
   Consolidated net income for the first nine months of 1997 was $10.4 million, versus $10.5 million for the first nine months of 1996. Other income increased mainly due to higher investment income and more favorable currency transactions.

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                            September 30, 1997


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Liquidity and Capital Resources
-------------------------------
   Net cash provided by operations totaled $23.1 million for the nine months ended September 30, 1997. The Company experienced a 12% decrease in receivable days outstanding from December 31, 1996 to September 30, 1997 as well as a planned decrease in inventory levels which contributed to the increased cash from operations. This cash from operations was mainly used to finance $16.1 million in capital expenditures including the construction of a 120,000 square foot manufacturing facility in Winston-Salem, North Carolina which is now fully operational. Cash was also used to pay $1.7 million in dividends and to repurchase shares of non-voting common stock at a cost of $1.4 million for treasury. Short-term investments increased 7.3% from $10.9 million at December 31, 1996 to $11.7 million at September 30, 1997. Also, the Company had approximately $27.5 million available at September 30, 1997 under its short-term lines of credit. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

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

(b) Reports on Form 8-K
    Registrant filed a Form 8-K dated September 26, 1997 to report under
    Item 4 that it would not be retaining Deloitte & Touche LLP as its independent auditors and that on September 29, 1997 had retained Ernst & Young LLP to serve as its certifying accountant.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: November 13, 1997        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: November 13, 1997        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance