Form 10-K
period 1997-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1998-03-31
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________


Commission file number 1-5356
                       ------

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


Registrant's telephone number, including area code: (215) 766-8853
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:


        Title of each class            Name of each exchange on which registered
-----------------------------------    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1998, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $153,629,840.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,707,082 shares of Class A Common Stock and 6,927,123 shares of Common Stock outstanding on December 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's 1997 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14.

2. Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission are incorporated by reference in Items 10, 11, 12 and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.

                                   -----------

                            INDEX TO FORM 10-K REPORT

                                   -----------

                                                                            PAGE
                                                                            ----

I.    PART I. ...............................................................  1

      Item 1.     Business...................................................  1
      Item 2.     Properties.................................................  4
      Item 3.     Legal Proceedings..........................................  5
      Item 4.     Submission of Matters to a Vote of Security Holders........  6
                  Executive Officers of the Registrant.......................  6

II.   PART II. ..............................................................  7

      Item 5.     Market for Registrant's Common Equity
                    and Related Stockholder Matters..........................  7
      Item 6.     Selected Financial Data....................................  7
      Item 7.     Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations............................................  7
      Item 7A.    Quantitative and Qualitative Disclosure About Market Risk..  7
      Item 8.     Financial Statements and Supplementary Data................  7
      Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................  7

III.  PART III. .............................................................  8

      Item 10.    Directors and Executive Officers of the Registrant.........  8
      Item 11.    Executive Compensation.....................................  8
      Item 12.    Security Ownership of Certain
                    Beneficial Owners and Management.........................  8
      Item 13.    Certain Relationships and Related Transactions.............  8

IV.   PART IV. ..............................................................  9

      Item 14.    Exhibits, Financial Statements and
                    Schedules and Reports on Form 8-K........................  9

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

     In early 1997, the Registrant completed its Danboro, Pennsylvania expansion and renovation program, adding approximately 43,000 square feet of additional manufacturing and office space. The Registrant's new 120,000 square foot fastener facility in Winston-Salem, North Carolina, was completed in July 1997. This new facility has replaced the 58,000 square foot North Carolina plant, which the Registrant intends to sell. Therefore, the Registrant's total fastener manufacturing floor space is approximately 375,000 square feet.

     (b) Financial Information About Industry Segments.

     The answer to this Item is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements "Financial Reporting for Segments of the Registrant" on pages 24 and 25 of the Registrant's 1997 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K Report.

     (c) Narrative Description of Business.

     The Registrant is the world's leading manufacturer of self-clinching fasteners used by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM self-clinching fasteners, which accounted for approximately 81% of the Registrant's sales in 1997, were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal or plastic. Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile parts, such as air bags and windshield wipers. The Registrant's Pittman division manufacturers high performance permanent magnet dc motors used in electronics, medical, and manufacturing applications.

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

     The manufacture and sale of (i) self-clinching and broaching fasteners and inserts for plastic and (ii) direct current electric motors are the Registrant's only lines of business. The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 1995, 1996 and 1997:

                                        Percentage of Total Sales
                                        -------------------------
           Year Ended                                    Electric
           December 31                  Fasteners         Motors
           -----------                  ---------        --------
              1995                         80%              20%
              1996                         82%              18%
              1997                         81%              19%

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

     During the year ended December 31, 1997, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of the Registrant in the market for self-clinching, broaching and insert fasteners. The Registrant believes that it has maintained its market share during 1997. Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching and insert fasteners.

     The Registrant also believes its Pittman division maintained its competitive position in the electric motor market in 1997.

     Among the Registrant's principal customers for fasteners and PEMSERTERS(R) are manufacturers of business machines, personal computers and computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors, and other fabricated metal products. The principal customers for the direct current electric motors and servomotors are manufacturers of automated production equipment, instruments, computer peripherals, business machines, and medical equipment. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. However, sales of fasteners to one of the Registrant's authorized distributors totaled approximately $20,854,000 for the year ended December 31, 1995, $21,830,000 for the year ended December 31, 1996, and $20,687,000 for the year ended December 31, 1997, or approximately 14.8%, and 13.6%, and 12.3%, respectively, of the Registrant's consolidated net sales in such years. Sales of fasteners to another of the Registrant's authorized distributors totaled approximately $19,827,000 for the year ended December 31, 1997, or approximately 11.8% of the Registrant's consolidated net sales during the year.

     As of December 31, 1997, the Registrant had an order backlog of $57,249,000 compared with $44,359,000 as of December 31, 1996. The Registrant estimates that substantially all of its backlog as of December 31, 1997 will be shipped during its fiscal year ending December 31, 1998.

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

     Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 1995, 1996 and 1997 were approximately $1,460,000, $1,520,000, and $2,944,000, respectively.

     The Registrant believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

     As of December 31, 1997, 1,368 persons were employed by the Registrant, 38 more than were employed as of December 31, 1996. None of the Company's personnel are governed by collective bargaining agreements, and the Company has never experienced a strike. The Company believes that its labor rates are comparable to those of its competitors and that the Company's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

     (d) Financial Information About Foreign and Domestic
         Operations and Export Sales.

     The answer to this Item is incorporated by reference to Note 12 "Financial Reporting for Segments of the Company" on pages 24 and 25 of the Registrant's 1997 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K. Also, all foreign sales except for those of PEM International, Ltd. and PEM International (Singapore) Pte Ltd. are sold F.O.B., the Registrant's factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through the Registrant's wholly owned subsidiary, PEM International, Ltd., and are denominated in pounds sterling. Sales in the Pacific Rim are made through the Registrant's wholly owned subsidiary, PEM International (Singapore) Pte Ltd., and are denominated in Singapore dollars. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

Item 2. Properties.

     As of December 31, 1997, the Registrant's principal plants and offices, all of which (other than the Singapore office) were owned by the Registrant, were as follows:


     Location                 Size of Facility                   Use of Facility
     --------                 ----------------                   ---------------
Danboro, Pennsylvania         230,000 sq. ft building on         Executive offices and
                               106.9 acres                        manufacture of fasteners

Winston-Salem,                120,000 sq. ft. building           Manufacture of components
  North Carolina               on 16.3 acres                      for fasteners

Winston-Salem,                58,280 sq. ft. building            Vacant. Available for Sale.
  North Carolina               on 6 acres

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

Item 3. Legal Proceedings.

     The answer to this Item is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements "Contingencies" on page 24 of the Registrant's 1997 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

     Executive Officers of the Registrant

     Certain information about the executive officers of the Registrant is as follows:

        Name                  Age          Position Held With the Registrant
        ----                  ---          ---------------------------------
Kenneth A. Swanstrom          58           Chairman of the Board, Chief
                                           Executive Officer and President

Martin Bidart                 61           Vice President - Manufacturing

Raymond L. Bievenour          54           Vice President - Sales/Marketing

Joseph F. Lopes               64           Vice President - Quality
                                           (Retired on December 31, 1997)

Mark W. Simon                 59           Vice President - Finance
                                           and Corporate Secretary

Francis P. Wilson             58           Vice President - Engineering

Kent R. Fretz                 60           Vice President and General
                                           Manager - Pittman division

     All of the executive officers of the Registrant have been principally employed as officers or employees of the Registrant for more than the past five years, except for Mr. Wilson, who was hired on June 23, 1997. From 1993 to prior to joining the Company in 1997, Mr. Wilson was Director of Engineering for the International Division of Emhart Fastening Technologies, a subsidiary of Black & Decker. From 1991 to 1993, Mr. Wilson served as Director of Advanced Technologies of M/ACom Omni Spectra.

     Mr. Lopes retired on December 31, 1997, and his position is currently vacant. The Registrant has retained an executive search firm to assist with the replacement for Mr. Lopes.

     The executive officers of the Registrant are elected each year at the organization meeting of the Board of Directors of the Registrant, which is held following the Annual Meeting of Stockholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

     The Registrant's Common Stock (non-voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNN." The Registrant's Class A Common Stock (voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNNA." As of March 16, 1998, there were 616 holders of record of the Registrant's Common Stock and 480 holders of record of the Registrant's Class A Common Stock. Additional information with respect to this
Item 5 is incorporated by reference to page 15 of the Registrant's 1997 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 6. Selected Financial Data.

     The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 10 of the Registrant's 1997 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     The answer to this Item is incorporated by reference to pages 10 through 14 of the Registrant's 1997 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     The answer to this Item is incorporated by reference to pages 16 through 26 of the Registrant's 1997 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report, and the schedules included herewith.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors is incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1997. Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K report.

Item 11. Executive Compensation.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1997.

Item 13. Certain Relationships and Related Transactions.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statements and Schedules and Reports on Form 8-K.

     (a) Financial Statements, Financial Schedules and Exhibits Filed.

         1. Consolidated Financial Statements.

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:


                                                                            Page
                                                                            ----

     Consolidated Balance Sheets at December 31, 1997 and 1996. ..........   16*

     Statements of Consolidated Income for the years ended December 31,
     1997, 1996 and 1995. ................................................   17*

     Statements of Changes in Consolidated Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995. ...............   18*

     Statements of Consolidated Cash Flows for the years ended
     December 31, 1997, 1996 and 1995. ...................................   19*

     Notes to Consolidated Financial Statements. .........................20-25*

     Independent Auditors' Report. .......................................   26*
-------------------
* Refers to the respective page of the Registrant's 1997 Annual Report to Stockholders, which is filed as Exhibit (13) to this Form 10-K Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7, and 8 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         2. Financial Schedules.

     None.

         3. Exhibits.

     Reference is made to the Exhibit Index on page 11 of this Form 10-K.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 1997, the Registrant filed a Current Report on Form 8-K on October 3, 1997, reporting under Item 4 the change from Deloitte & Touche LLP as its independent auditors to Ernst & Young LLP as its certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENN ENGINEERING &
                                            MANUFACTURING CORP.

Date: March 30, 1998                        By: /s/ Kenneth A. Swanstrom
                                                -------------------------------
                                                Kenneth A. Swanstrom,
                                                Chairman/CEO/President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                               Title                             Date
    ---------                               -----                             ----
/s/ Kenneth A. Swanstrom             Chairman/CEO/President             March 30, 1998
-----------------------------        (Principal Executive Officer)
Kenneth A. Swanstrom


/s/ Mark W. Simon                    V.P. Finance, Corporate            March 30, 1998
-----------------------------        Secretary and Director
Mark W. Simon                        (Principal Financial
                                     and Accounting Officer)


/s/ Willard S. Boothby, Jr.          Director                           March 30, 1998
-----------------------------
Willard S. Boothby, Jr.


/s/ Lewis W. Hull                    Director                           March 30, 1998
-----------------------------
Lewis W. Hull


                                     Director                           March   , 1998
-----------------------------
Thomas M. Hyndman, Jr.


/s/ Maurice D. Oaks                  Director                           March 30, 1998
-----------------------------
Maurice D. Oaks


/s/ Charles R. Smith                 Director                           March 30, 1998
-----------------------------
Charles R. Smith


/s/ Daryl L. Swanstrom               Director                           March 30, 1998
-----------------------------
Daryl L. Swanstrom

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

(13) 1997 Annual Report to Stockholders. (Only those pages expressly incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14 of this Form 10-K report.)

(21)         Subsidiaries of the Registrant.

(23)         Independent Auditors' Consents.

(27)         Financial Data Schedule (Electronic Filing Only).