Form 10-Q
period 1998-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1998-05-13
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of Class A common stock, $.01 par value, and 6,935,559 shares of common stock, $.01 par value, outstanding on May 13, 1998.

                     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
          PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                           (Unaudited)
                                March 31, 1998     December 31, 1997
CURRENT ASSETS                  --------------     ------------------
  Cash and cash equivalents       $10,521,653             $6,826,152
  Short-term investments           12,512,356             10,844,382
  Accounts receivable-trade        30,109,952             27,994,379
  Allowance for doubtful accounts    (550,000)              (550,000)
  Inventories (Note 2)             27,856,433             26,678,203
  Prepaid expenses                  1,795,429              2,130,357
                                   ----------             ----------
    Total current assets           82,245,823             73,923,473
                                   ----------             ----------

PROPERTY
  Property, plant & equipment     120,848,894            119,289,752
  Less accumulated depreciation    47,298,407             45,392,774
                                  -----------            -----------
    Property - net                 73,550,487             73,896,978
                                  -----------            -----------

OTHER ASSETS                        3,291,000              3,172,000
                                  -----------            -----------
      TOTAL                      $159,087,310           $150,992,451
                                  ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade           $6,452,356             $5,825,920
  Dividends payable                   949,730                      0
  Accrued expenses:
    Pension & profit sharing        1,643,037              2,522,230
    Income taxes                    2,565,860                806,392
    Payroll & commissions           4,033,003              2,961,321
    Other                           1,532,798              1,396,289
                                   ----------             ----------
    Total current liabilities      17,176,784             13,512,152
                                   ----------             ----------

ACCRUED PENSION COST                4,330,429              4,330,429
                                   ----------             ----------
DEFERRED INCOME TAXES               4,551,525              4,231,374
                                   ----------             ----------
STOCKHOLDERS' EQUITY (See Note 3)
  Class A common stock                 17,720                 17,720
  Common stock                         71,870                 71,870
  Additional paid-in capital       35,877,797             35,877,797
  Retained earnings               100,003,704             96,687,693
  Accumulated other comprehensive
    income                           (624,364)            (1,418,429)
  Treasury stock                   (2,318,155)            (2,318,155)
                                  -----------            -----------
     Total stockholders' equity   133,028,572            128,918,496
                                  -----------            -----------
      TOTAL                      $159,087,310           $150,992,451
                                  ===========            ===========

See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                 THREE MONTHS ENDED
                                         --------------------------------
                                                     (Unaudited)
                                         March 31, 1998    March 31, 1997
                                         --------------    --------------

NET SALES                                  $46,724,908        $39,015,773
COST OF PRODUCTS SOLD                       32,131,336         27,236,591
                                           -----------        -----------
GROSS PROFIT                                14,593,572         11,779,182
                                           -----------        -----------
OTHER EXPENSES:
   Selling expenses                          4,803,605          4,206,198
   General & administrative expenses         3,388,939          3,095,437
                                           -----------        -----------
                                             8,192,544          7,301,635
                                           -----------        -----------
OPERATING PROFIT                             6,401,028          4,477,547
OTHER INCOME - NET                             279,713            173,056
                                           -----------        -----------
INCOME BEFORE INCOME TAXES                   6,680,741          4,650,603
PROVISION FOR INCOME TAXES                   2,415,000          1,676,000
                                           -----------        -----------
NET INCOME                                   4,265,741          2,974,603
RETAINED EARNINGS - BEGINNING               96,687,693         85,822,011
CASH DIVIDEND                                 (949,730)          (867,832)
                                           -----------        -----------
RETAINED EARNINGS - ENDING                $100,003,704        $87,928,782
                                           ===========        ===========
NET INCOME PER SHARE-BASIC AND DILUTED           $0.49              $0.34
                                           ===========        ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                               8,633,999          8,678,326

CASH DIVIDEND PER SHARE                           $.11               $.10


         See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                    THREE MONTHS ENDED
                                             -----------------------------
                                                       (Unaudited)
                                             March 31, 1998 March 31, 1997
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $4,265,741    $2,974,603
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  1,924,077     1,492,144
    Loss on disposal of property                      6,226        14,399
    Gain on disposal of investments                       0          (625)
    Changes in assets and liabilities:
      (Increase) decrease in receivables         (1,897,670)    1,404,103
      Decrease in refundable income taxes                 0       806,342
      (Increase) in inventories                    (907,401)   (1,322,389)
      (Increase)decrease in prepaid expenses,etc.   341,933      (186,285)
      (Increase) decrease in deferred
         income taxes-current                             0       112,948
      (Increase) in other assets                   (119,000)      (60,000)
      Increase in accounts payable                  610,722       906,880
      Increase in accrued expenses                2,083,831       397,040
      Increase in deferred income taxes
          - noncurrent                              320,151       194,980
                                                 ----------    ----------
       Net cash provided by operating activities  6,628,610     6,734,140
                                                 ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                          (1,599,746)   (4,743,064)
     Additions to held-to-maturity investments   (5,988,066)   (9,666,912)
     Proceeds from disposal of
         held-to-maturity investments             4,357,821     7,920,362
     Proceeds from disposal of property              46,072            32
                                                 ----------    ----------
       Net cash used in investing activities     (3,183,919)   (6,489,582)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock                        0         ( 484)
                                                -----------     ---------
     Net cash used in financing activities                0          (484)
                                                -----------     ---------
     Effect of exchange rate changes on cash        250,810        68,389
                                                -----------     ---------
     Net increase in cash and cash equivalents    3,695,501       312,463
     Cash and cash equivalents at
         beginning of year                        6,826,152     4,208,339
                                                -----------     ---------
     Cash and cash equivalents at end of period $10,521,653    $4,520,802
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                               $ 27,613      $105,600
        Interest                                          0         1,380

See Notes to Condensed Consolidated Financial Statements

           PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1998




Note 1. Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Registrant's Annual Report for the year ended December 31, 1997. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of Registrant's consolidated financial position at March 31, 1998 and 1997 and the consolidated statements of income and cash flow for the three-month periods then ended. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

Note 2. Inventories
-------------------
  Substantially all of Registrant's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.



       Inventories are as follows:
                                  (Unaudited)
                                 March 31, 1998      December 31, 1997
                                 --------------      -----------------
         Raw material               $4,781,939             $4,347,554
         Tooling                     3,519,567              3,391,208
         Work-in-process             9,285,890              8,073,292
         Finished goods             10,269,037             10,866,149
                                    ----------              ---------
            TOTAL                  $27,856,433            $26,678,203
                                    ==========             ==========

  If the FIFO method of inventory valuation had been used by Registrant for all inventories, inventories would have been $8,804,119 and $8,704,119 higher than reported at March 31, 1998 and December 31, 1997, respectively, and net income would have been $64,000 and $15,000 higher than reported for the three months ended March 31, 1998 and 1997 respectively. Included in other assets is long-term tooling inventory totaling $3,291,000 and $3,172,000 at March 31, 1998 and December 31, 1997, respectively.


Note 3. Comprehensive Income
----------------------------
  As of January 1, 1998 the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement
No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Registrant's net income or stockholders' equity. Statement
No. 130 requires unrealized gains or losses on the Registrant's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.
  During the first quarter of 1998 and 1997, total comprehensive income amounted to $5,059,806 and $2,482,761, respectively.

Note 4. Reclassifications
-------------------------
  Certain reclassifications have been made to prior year amounts and balances to conform with the 1998 presentation.

             PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998


Note 5. Use of Estimates
------------------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Quarter Ended: March 31, 1998 vs. March 31, 1997
------------------------------------------------
    Consolidated net sales for the quarter ended March 31, 1998 were $46.7 million, versus $39.0 million for the quarter ended March 31, 1997, a 19.7% increase. Sales to customers outside the United States for the quarter ended March 31, 1998 were $13.1 million, versus $10.7 million for the quarter ended March 31, 1997, a 22.4% increase. Net sales for the fastener operation for the quarter ended March 31, 1998 were $37.8 million, versus $32.0 million for the quarter ended March 31, 1997, an 18.1% increase. Motor sales were $8.9 million for the quarter ended March 31, 1998, versus $7.0 million recorded for the quarter ended March 31, 1997, a 27.1% increase.
   The number of fastener units sold to independent customers increased approximately 27.4% in the first quarter of 1998 compared to the first quarter of 1997. The number of fastener units sold within North America increased approximately 28.4% in the first quarter of 1998 compared to the first quarter of 1997 and represented approximately 70.5% of total fasteners sold in the first quarter of 1998. Distributor shipments to end customers continue to be strong, especially in the personal computer market. Shipments in the first quarter of 1997 were still affected by unusually high distributor inventory levels that have since stabilized. The number of fastener units sold into Europe also increased approximately 34.9% in the first quarter of 1998 compared to the first quarter of 1997 and represented approximately 25.3% of total fasteners sold in the first quarter of 1998. The increase in the European market is mainly due to a surge in the automotive market as well as an overall strong European economy. The number of fastener units sold into the Asia-Pacific region decreased approximately 13.9% from the first quarter of 1997 to the first quarter of 1998 mainly as a result of the continued economic uncertainty in the region. The number of motors sold increased 26.6% in the first quarter of 1998 compared to the first quarter of 1997. Continued strong demand from the semiconductor equipment manufacturing market, the data storage and retrieval market, and the graphic imaging market all contributed to the motor sales increase.
    The average selling price for fasteners shipped in the first quarter of 1998 decreased approximately 4.0% from $65.30 per thousand fasteners sold in the first quarter of 1997 to $62.66 per thousand fasteners sold in the first quarter of 1998. This decrease is mainly due to a change in product mix due to a return to more normal distributor ordering patterns. In the quarter ended March 31, 1997, distributors were over-inventoried in the lower priced stock items and therefore items shipped were higher specialty items. The average selling price of Pittman motors increased from $42.52 per motor in the first quarter of 1997 to $42.85 per motor in the first quarter of 1998.
    Consolidated gross profit for the first quarter of 1998 was $14.6 million, versus $11.8 million for the first quarter of 1997, a 23.7% increase. Fastener gross profit margins increased 22.9% from the first quarter of 1997 to the first quarter of 1998 due to a decrease in outside supplemental screw machine support, a decrease in tooling expenditures, and higher volume which offset increases in fixed costs. Motor gross profit increased 29.7% from the first quarter of 1997 to the first quarter of 1998 due to increased sales volume.
    Consolidated selling, general, and administrative expenses ("SG&A") for the first quarter of 1998 were $8.2 million, versus $7.3 million for the first quarter of 1997, a 12.3% increase. SG&A, as a percent of sales, decreased however from 18.7% in the first quarter of 1997 to 17.5% in the first quarter of 1998.

             PENN ENGINEERING & MANUFACTURING CORP. & SUBSIDIARIES
                               March 31, 1998


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


    Consolidated net income for the first quarter of 1998 was $4.3 million, versus $3.0 million for the first quarter of 1997. Other income increased 61.6% due to higher investment income and realized currency gains in the United Kingdom.

Liquidity and Capital Resources
-------------------------------
    Net cash provided by operations totaled $6.6 million for the quarter ended March 31, 1998. These funds are being temporarily invested in anticipation of increased capital spending during the remaining three quarters of 1998. Short-term investments increased 15.4% from $10.8 million at December 31, 1997 to $12.5 million at March 31, 1998. Also, the Company had approximately $27.5 million available at March 31, 1998 under its short-term lines of credit. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the forseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
------------------------------------------------------------------
  Not Applicable.

                        PART II OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Reference is made to Part 1, Item 3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

Item 2. Changes in Securities
-----------------------------
Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
Not Applicable

Item 5. Other Information
-------------------------
None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits:
    Exhibit No.            Description
    -----------            -----------
         3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1996.)

         3.2 By-laws, as amended (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.)

         27           Financial Statement Data Schedule
(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: May 13, 1998        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO/ President



Dated: May 13, 1998        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance