Form 10-Q
period 1998-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1998-08-12
CIK 77106

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,707,082 shares of Class A common stock, $.01 par value and 6,935,821 shares of common stock, $.01 par value, outstanding on August 12, 1998.

                     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                PENN ENGINEERING & MANUFACTURING CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                              ------
                                 (Unaudited)
                                June 30, 1998      December 31, 1997
CURRENT ASSETS                  --------------     ------------------
  Cash and cash equivalents        $8,926,089             $6,826,152
  Short-term investments           15,428,137             10,844,382
  Accounts receivable-trade        30,076,293             27,994,379
  Allowance for doubtful accounts    (550,000)              (550,000)
  Inventories (Note 2)             29,871,999             26,678,203
  Prepaid expenses                  1,987,454              2,130,357
                                   ----------             ----------
    Total current assets           85,739,972             73,923,473
                                   ----------             ----------

PROPERTY
  Property, plant & equipment     122,423,953            119,289,752
  Less accumulated depreciation    48,716,312             45,392,774
                                   ----------             ----------
    Property - net                 73,707,641             73,896,978
                                   ----------             ----------

OTHER ASSETS                        3,291,000              3,172,000
                                   ----------             ----------
      TOTAL                      $162,738,613           $150,992,451
                                 ============            ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
  Accounts payable-trade           $6,521,791             $5,825,920
  Dividends payable                   950,632
  Accrued expenses:
    Pension & profit sharing        2,529,551              2,522,230
    Income taxes                    1,741,439                806,392
    Payroll & commissions           4,502,633              2,961,321
    Other                           1,413,792              1,396,289
                                   ----------             ----------
    Total current liabilities      17,659,838             13,512,152
                                   ----------             ----------

ACCRUED PENSION COST                5,209,362              4,330,429
                                   ----------             ----------
DEFERRED INCOME TAXES               4,001,425              4,231,374
                                   ----------             ----------
STOCKHOLDERS' EQUITY (See Note 3)
  Class A common stock                 17,720                 17,720
  Common stock                         71,955                 71,870
  Additional paid-in capital       36,072,971             35,877,797
  Retained earnings               102,934,834             96,687,693
  Accumulated other comprehensive
     income                          (911,337)            (1,418,429)
  Treasury stock                   (2,318,155)            (2,318,155)
                                  -----------            -----------
     Total stockholders' equity   135,867,988            128,918,496
                                  -----------            -----------
      TOTAL                      $162,738,613           $150,992,451
                                 ============           ============

See Notes to Condensed Consolidated Financial Statements

                 PENN ENGINEERING & MANUFACTURING CORP.
 STATEMENTS  OF  CONDENSED  CONSOLIDATED  INCOME AND  RETAINED EARNINGS

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         --------------------------------  ------------------------------
                                                    (Unaudited)                      (Unaudited)
                                         June 30, 1998      June 30, 1997  June 30, 1998    June 30, 1997
                                         -------------      -------------  -------------    -------------
 NET SALES                                 $44,994,628        $41,973,879    $91,719,535      $80,989,652
 COST OF PRODUCTS SOLD                      31,056,284         29,007,288     63,187,620       56,243,879
                                           -----------        -----------    -----------      -----------
 GROSS PROFIT                               13,938,344         12,966,591     28,531,915       24,745,773
                                           -----------        -----------    -----------      -----------
 OTHER EXPENSES:
   Selling expenses                          4,835,435          4,469,978      9,639,041        8,676,176
   General & administrative expenses         3,237,248          3,059,798      6,626,186        6,155,235
                                           -----------        -----------    -----------      -----------
                                             8,072,683          7,529,776     16,265,227       14,831,411
                                           -----------        -----------    -----------      -----------
 OPERATING PROFIT                            5,865,661          5,436,815     12,266,688        9,914,362
 OTHER INCOME - NET                            231,160            297,404        510,874          470,461
                                           -----------        -----------    -----------      -----------
 INCOME BEFORE INCOME TAXES                  6,096,821          5,734,219     12,777,562       10,384,823
 PROVISION FOR INCOME TAXES                  2,215,000          2,174,000      4,630,000        3,850,000
                                           -----------        -----------    -----------      -----------
 NET INCOME                                  3,881,821          3,560,219      8,147,562        6,534,823
 RETAINED EARNINGS - BEGINNING             100,003,704         87,928,782     96,687,693       85,822,011
 CASH DIVIDEND                                (950,691)          (868,876)    (1,900,421)      (1,736,709)
                                           -----------        -----------    -----------      -----------
 RETAINED EARNINGS - ENDING               $102,934,834        $90,620,125   $102,934,834      $90,620,125
                                           ===========        ===========    ===========      ===========
 NET INCOME PER SHARE-BASIC & DILUTED            $0.45              $0.41          $0.94            $0.75
                                           ===========        ===========    ===========      ===========
 WEIGHTED AVERAGE SHARES
  OUTSTANDING                                8,642,643          8,688,764      8,638,344        8,683,574

 CASH DIVIDEND PER SHARE                         $0.11              $0.10          $0.22            $0.20
                                           ===========        ===========    ===========      ===========

         See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
            STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                     SIX MONTHS ENDED
                                             -----------------------------
                                                      (Unaudited)
                                              June 30, 1998 June 30, 1997
                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $8,147,562    $6,534,823
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                                  3,934,438     3,016,237
    (Gain)loss on disposal of property              (27,034)       55,200
    (Gain) on disposal of investments                     0        (1,250)
    Changes in assets and liabilities:
      (Increase)decrease in receivables          (1,967,762)    1,715,705
      (Increase) in refundable income taxes               0      (418,406)
      (Increase)decrease in inventories          (3,082,111)       43,578
      (Increase)decrease in prepaid expenses, etc.  146,526      (142,807)
      Decrease in deferred income taxes-current           0        57,517
      (Increase) in other assets                   (119,000)      (60,000)
      Increase in accounts payable                  682,015       931,703
      Increase in accrued expenses                2,500,424     2,306,003
      Increase in accrued pension cost              878,933             0
      Increase(decrease) in deferred income
          taxes- noncurrent                        (229,949)      578,808
                                                 ----------    ----------
       Net cash provided by operating activities 10,864,042    14,617,111
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                          (3,855,963)  (12,097,964)
     Additions to held-to-maturity investments (12,545,004) (17,361,669) Proceeds from disposal of held-to-maturity
         investments                              8,004,809    17,126,797
     Proceeds from disposal of property             155,371            47
                                                 ----------    ----------
       Net cash used in investing activities     (8,240,787)  (12,332,789)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                (949,730)     (867,834)
     Issuance of common stock                       195,259       167,115
     Acquisition of treasury stock                        0          (484)
                                                 ----------    ----------
     Net cash used in financing activities         (754,471)     (701,203)
                                                 ----------    ----------
     Effect of exchange rate changes on cash        231,153        70,937
                                                -----------     ---------
     Net increase in cash and cash equivalents    2,099,937     1,654,056
     Cash and cash equivalents at
         beginning of year                        6,826,152     4,208,339
                                                -----------     ---------
     Cash and cash equivalents at end of year    $8,926,089    $5,862,395
                                                ===========    ==========

SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the year for:
        Income taxes                             $3,876,863    $3,436,990
        Interest                                          0         1,380

See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1998



Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1998 and 1997 and the consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.


       Inventories are as follows:
                                  (Unaudited)
                                 June 30, 1998       December 31, 1997
                                 --------------      -----------------
         Raw material               $5,007,558             $4,347,554
         Tooling                     3,560,216              3,391,208
         Work-in-process            10,491,682              8,073,292
         Finished goods             10,812,543             10,866,149
                                    ----------              ---------
            TOTAL                  $29,871,999            $26,678,203
                                    ==========             ==========

If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $8,904,119 and $8,704,119 higher than reported at June 30, 1998 and December 31, 1997, respectively, and net income would have been $128,000 and $140,000 higher than reported for the six months ended June 30, 1998 and 1997, respectively. Included in other assets is long-term tooling inventory totaling $3,291,000 and $3,172,000 at June 30, 1998 and December 31, 1997, respectively.


Note 3. Comprehensive Income
----------------------------
  As of January 1, 1998 the Company adopted Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement No.
130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.
  During the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $8,654,655 and $6,271,122, respectively.

                      PENN ENGINEERING & MANUFACTURING CORP.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1998

Note 4. Accounting Changes
--------------------------
  In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

Note 5. Reclassifications
-------------------------
  Certain reclassifications have been made to prior year amounts and balances to conform with the 1998 presentation.

Note 6. Use of Estimates
------------------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                               June 30, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Quarter Ended June 30, 1998 vs. Quarter Ended June 30, 1997
-----------------------------------------------------------
   Consolidated net sales for the quarter ended June 30, 1998 were $45.0 million, versus $42.0 million for the quarter ended June 30, 1997, a 7.1% increase. Net sales to customers outside the United States for the quarter ended June 30, 1998 were $12.8 million, versus $11.2 million for the quarter ended June 30, 1997, a 14.3% increase. Net sales for the fastener operation for the quarter ended June 30, 1998 were $36.6 million, versus $34.1 million for the quarter ended June 30, 1997, a 7.3% increase. Motor sales were $8.4 million for the quarter ended June 30, 1998, versus $7.8 million recorded for the quarter ended June 30, 1997, a 7.7% increase.
   The number of fastener units sold to independent customers increased approximately 8.2% in the second quarter of 1998 compared to the second quarter of 1997. The number of fastener units sold within North America increased approximately 6.7% in the second quarter of 1998 compared to the second quarter of 1997, and represented approximately 69.9% of total fasteners sold in the second quarter of 1998. The number of fastener units sold into Europe increased approximately 19.4% in the second quarter of 1998 compared to the second quarter of 1997 and represented approximately 25.5% of total fasteners sold in the second quarter of 1998. The increase in the European market is a direct result of the strong European economy. The number of fastener units sold into the Asia-Pacific region decreased approximately
17.4% in the second quarter of 1998 compared to the second quarter of 1997, mainly as a result of the continued economic uncertainty in the region. The number of motors sold increased 9.3% in the second quarter of 1998 compared to the second quarter of 1997.
  The average selling price for fasteners shipped in the second quarter of 1998 decreased approximately 1.5% from $63.79 per thousand fasteners sold in the second quarter of 1997 to $62.86 per thousand fasteners sold in the second quarter of 1998. This decrease is mainly due to a change in product mix due to a return to more normal distributor ordering patterns. The average selling price of Pittman motors decreased approximately 2.3% from the second quarter of 1997 to the second quarter of 1998 due to a shift towards lower priced brush motors from the higher priced brushless motors.
  Consolidated gross profit for the second quarter of 1998 was $13.9 million, versus $13.0 million for the second quarter of 1997, an 6.9% increase. Fastener gross profit increased 8.8% in the second quarter of 1998 compared to the second quarter of 1997 while motor gross profit remained about the same.
   Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 1998 were $8.1 million, versus $7.5 million for the second quarter of 1997, a 8.0% increase. This increase was mainly caused by increased advertising expenses as well as increased technology related expenses. SG&A , as a percent of sales, remained the same (17.9%) for both the second quarter 1998 and the second quarter 1997.
   Consolidated net income for the second quarter of 1998 was $3.9 million, versus $3.6 million for the second quarter of 1997. Other income was negatively impacted in the second quarter of 1998 by realized currency losses in the Asia-Pacific region.

                  PENN ENGINEERING & MANUFACTURING CORP.
                               June 30, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Six Months Ended June 30, 1998 vs.Six Months Ended June 30, 1997
----------------------------------------------------------------
   Consolidated net sales for the six months ended June 30, 1998 were $91.7 million, versus $81.0 million for the six months ended June 30, 1997, a 13.2% increase. Net sales to customers outside the United States for the six months ended June 30, 1998 were $25.9 million, versus $22.0 million for the six months ended June 30, 1997, a 17.7% increase. Net sales for the fastener operation for the six months ended June 30, 1998 were $74.5 million, versus $66.2 million for the six months ended June 30, 1997, a 12.5% increase. Motor sales were $17.2 million for the six months ended June 30, 1998, versus
$14.8 million for the six months ended June 30, 1997, a 16.2% increase.
   The number of fastener units sold to independent customers increased approximately 17.3% in the first six months of 1998 compared to the first six months of 1997. The number of fastener units sold within North America increased approximately 17.0% in the first six months of 1998 compared to the first six months of 1997, and represented approximately 70.4% of total fasteners shipped in the first six months of 1998. Distributor shipments to end customers continued strong in the first half of 1998, especially in the personal computer market. Shipments in the first half of 1997 were still affected by unusually high distributor inventory levels that have since stabilized. The number of fastener units sold into Europe increased approximately 26.0% in the first six months of 1998 compared to the first six months of 1997 and represented approximately 25.3% of total fasteners sold in the first six months of 1998. This increase is mainly due to the strong European economy especially in the automotive sector. The number of fastener units sold into the Asia-Pacific region decreased approximately 13.7% from the first six months of 1997 compared to the first six months of 1998 as the economic turmoil continues in this region. The number of motors sold increased 17.5% in the first six months of 1998 compared to the first six months of 1997 as demand from the semiconductor equipment manufacturing market and the data storage and retrieval market which strengthened during the latter half of 1997 continued into 1998.
   The average selling price of fasteners shipped in the first six months of 1998 decreased approximately 2.7% from $64.51 per thousand fasteners sold in the first six months of 1997 to $62.76 per thousand fasteners sold in the first six months of 1998. This decrease is mainly due to a change in product mix toward lower margin fasteners as inventory levels at distributors are once again replenished. The average selling price of Pittman motors decreased slightly from $42.59 per motor in the first six months of 1997 to $42.27 per motor in the first six months of 1998.
   Consolidated gross profit for the first six months of 1998 was $28.5 million, versus $24.7 million for the first six months of 1997, a 15.4% increase. Fastener gross profit increased 15.6% in the first six months of 1998 compared to the first six months of 1997 as a result of increased sales and productivity improvements. Motor gross profit increased 13.7% in the first six months of 1998 compared to the first six months of 1997.
   Consolidated selling, general, and administrative expenses ("SG&A") for the first six months of 1998 were $16.3 million, versus $14.8 million for the first six months of 1997, a 10.1% increase. This increase was mainly caused by increased commission expense due to continued strong end customer demand. As a percent of sales, however, SG&A decreased from 18.3% in the first six months of 1997 to 17.7% in the first six months of 1998.
   Consolidated net income for the first six months of 1998 was $8.1 million, versus $6.5 million for the first six months of 1997. Other income increased mainly due to higher investment income as a result of the increased amount of short-term investments.

                  PENN ENGINEERING & MANUFACTURING CORP.
                               June 30, 1998


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION



Liquidity and Capital Resources
-------------------------------
   Net cash provided by operations totaled $10.9 million for the six months ended June 30, 1998. These funds are being temporarily invested in anticipation of increased capital spending and working capital needs during the remaining half of 1998. Short-term investments increased 42.3% from $10.8 million at December 31, 1997 to $15.4 million at June 30, 1998. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

Year 2000 Issues
----------------
   Many companies are currently in the process of determining what corrective measures, if any, need to be taken in order to ensure that their computer systems will not be disrupted by the Year 2000 ("Y2K") problem. The Y2K problem relates to many of the computer systems in use today that have codes programmed to read dates as two digits. If the fields containing the two digits are not corrected, these programs will not function properly beginning January 1, 2000 and could result in the creation of erroneous information or computer failures.
   The Company is well underway towards having all critical systems Y2K compliant by the close of 1998. The scope of the Company's effort includes
(1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, and facilities and utilities; and (3) readiness of key third parties, including suppliers and customers. In connection with its Y2K program, the Company's mainframe computer system has been updated so that it can be reasonably assumed that system functions relating to operations, accounting, processing, order entry, inventory, production, shipping, and billing are Y2K compliant. Other areas have been identified, including, a few overseas systems, where a Y2K compliance program has been implemented, which it can be reasonably assumed will be completed during 1998. The Company retained the services of an independent company to review and catalogue its IT and non-IT systems to determine the remaining task of complying with Y2K. Their efforts identified 357 items of which 311 items were classified as unknown while 46 were found to be non-compliant. It is expected that all items will be cleared by December 31, 1998, except for internal E-mail and internal scheduler software. The latter is expected to be compliant by March, 1999. The cost of completing compliance will be $200,000 to $300,000 except for E-mail and scheduler. The latter will cost approximately $200,000.
   The Company also seeks to address the Y2K activities of its suppliers, service providers, distributors, and other business relationships. The Company is and will be in contact with key suppliers and customers to determine if they are Y2K compliant, and if not when they will be. This information will be used to determine the extent of interruption that could occur in the Company's operations. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's, the Y2K issue could have a material adverse effect on the Company's operations. The Company believes that its communications with its suppliers and customers will minimize these risks.

Forward-Looking Statements
--------------------------
   Forward-looking statements are made throughout this Management's
Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------
   Not Applicable.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.

Item 2. Changes in Securities
-----------------------------
Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
The Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting") on May 1, 1998. The matters voted upon at the Annual Meeting and the respective voting results were as follows:
   1. The election of two Class A Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2001 and until their successors are duly elected.
Name of Nominee                 For             Withheld
---------------                 ---             --------
Maurice D. Oaks              1,595,489             1,008
Charles R. Smith             1,595,489             1,008

      The Directors whose term of office continued after the meeting were:
Class B Directors:
------------------
Kenneth A. Swanstrom
Lewis W. Hull
Mark W. Simon

Class C Directors:
------------------
Willard S. Boothby
Thomas M. Hyndman
Daryl L. Swanstrom

   2. The election of Ernst & Young LLP as auditors for the Company for its 1998 fiscal year.
                                For          Against      Abstain
                                ---          -------      -------
                              1,594,543          60         1,894

Item 5. Other Information
-------------------------
   a). Stockholder Proposals
       Any stockholer who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange Commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at P.O. Box 1000, Danboro, Pennsylvania 18916, no later than December 1, 1998.
      Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders does not notify the Company of such proposal on or prior to February 15, 1999, then management proxies will be allowed to use their discretionary authority to vote on the proposal when the proposal is raised at the 1999 Annual Meeting of Stockholders, even though there is no discussion of the proposal in the 1999 proxy statement.

   b.) New President and Chief Operating Officer
       Martin Bidart, 61, has been elected President and Chief Operating Officer, and a Director of the Company. Formerly Vice-President, Manufacturing of the Company's fastener operation, Mr. Bidart will now be responsible for all aspects of the fastener and motor operations.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits:
    Exhibit No.    Description
    -----------    -----------
      3.1          Restated Certificate of Incorporation. (Incorporated by
                   reference to Exhibit 3.1 of the Company's Form 10-Q
                   Quarterly Report for the period ended June 30, 1996.)
      3.2          Bylaws, as amended. (Incorporated by reference to Exhibit
                   3(ii) of the Company's Form 10-K Annual Report for the
                   year ended December 31, 1994.)
      27           Financial Statement Data Schedule. (Filed herewith.)

(b) Reports on Form 8-K
    None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PENN ENGINEERING & MANUFACTURING CORP.


Dated: August 12, 1998        By:  /s/ Kenneth A. Swanstrom
                               ----------------------------
                                Kenneth A. Swanstrom
                                Chairman/ CEO



Dated: August 12, 1998        By:  /s/ Mark W. Simon
                               ----------------------------
                                Mark W. Simon
                                Vice-President - Finance