Form 10-Q
period 1998-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1998-11-13
CIK 77106

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1998

Commission file Number     1-5356

           PENN ENGINERRING & MANUFACTURING CORP.
(Exact name of registrant as specified in its charter.)

    Delaware                          23-0951065
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

P.O. Box 1000, Danboro, Pennsylvania          18916
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(215) 766-8853

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 1,675,082 shares of Class A common stock, $.01 par value, and 6,935,821 shares of common stock, $.01 par value, outstanding on November 13, 1998.


                 PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                  PENN ENGINEERING & MANUFACTURING CORP.
                  CONDENSED CONSOLIDATED BALANCE SSHEETS


                               ASSETS
                                   (Unaudited)
                                September 30, 1998   December 31, 1997
                                ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents        $11,649,780         $6,826,152
   Short-term investments            16,083,326         10,844,382
   Accounts receivable-trade         29,422,052         27,994,379
   Allowance for doubtful accounts     (550,000)          (550,000)
   Inventories                       31,363,243         26,678,203
   Prepaid expenses                   2,456,049          2,130,357
                                     ----------         ----------
     Total current assets            90,424,450         73,923,473
                                     ----------         ----------

PROPERTY
   Property, plant & equipment      124,243,365        119,289,752
   Less accumulated depreciation     50,675,960         45,392,774
                                    -----------        -----------
     Property - net                  73,567,405         73,896,978
                                    -----------        -----------

OTHER ASSETS                          3,240,000          3,172,000
                                    -----------        -----------
      TOTAL                        $167,231,855       $150,992,451
                                    ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade          $5,188,184         $5,825,920
   Dividends payable                    947,141                  0
   Accrued expenses:
    Pension & profit sharing          3,128,520          2,522,230
    Income taxes                      3,091,127            806,392
    Payroll & commissions             5,229,403          2,961,321
    Other                             1,542,929          1,396,289
                                     ----------         ----------
    Total current liabilities        19,127,304         13,512,152
                                     ----------         ----------

ACCRUED PENSION COST                  5,451,879          4,330,429
                                     ----------         ----------
DEFERRED INCOME TAXES                 4,254,743          4,231,374
                                     ----------         ----------
STOCKHOLDERS' EQUITY
   Class A common stock                  17,720             17,720
   Common stock                          71,955             71,870
   Additional paid-in capital        36,072,971         35,877,797
   Retained earnings                105,868,929         96,687,693
   Accumulated other comprehensive
     income                            (647,491)        (1,418,429)
   Treasury stock                    (2,986,155)        (2,318,155)
                                    -----------        -----------
     Total stockholders' equity     138,397,929        128,918,496
                                    -----------        -----------
      TOTAL                        $167,231,855       $150,992,451
                                    ===========        ===========

See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
     STATEMENTS OF CONDENSED CONSOLIDATED INCOME AND RETAINED EARNINGS
                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                               -------------------------------------  -------------------------------------
                                  (Unaudited)       (Unaudited)          (Unaudited)       (Unaudited)
                               September 30, 1998 September 30, 1997  September 30, 1998 September 30, 1997
                               ------------------ ------------------  ------------------ ------------------
NET SALES                         $43,356,965        $42,531,365         $135,076,501       $123,521,017
COST OF PRODUCTS SOLD              30,065,928         29,414,064           93,253,549         85,657,943
                                   ----------         ----------          -----------        -----------
GROSS PROFIT                       13,291,037         13,117,301           41,822,952         37,863,074
                                   ----------         ----------          -----------        -----------
OTHER EXPENSES:
  Selling expenses                  4,279,751          4,385,072           13,918,791         13,061,248
  General & administrative expenses 3,715,924          3,305,729           10,342,110          9,460,964
                                   ----------         ----------          -----------        -----------
                                    7,995,675          7,690,081           24,260,901         22,522,212
                                   ----------         ----------          -----------        -----------
OPERATING PROFIT                    5,295,362          5,426,500           17,562,051         15,340,862
OTHER INCOME - NET                    580,933            557,472            1,091,806          1,027,933
                                   ----------         ----------          -----------        -----------
INCOME BEFORE INCOME TAXES          5,876,295          5,983,972           18,653,857         16,368,795
PROVISION FOR INCOME TAXES          1,995,000          2,156,000            6,625,000          6,006,000
                                   ----------         ----------          -----------        -----------
NET INCOME                          3,881,295          3,827,972           12,028,857         10,362,795
RETAINED EARNINGS - BEGINNING     102,934,834         90,620,125           96,687,693         85,822,011
CASH DIVIDEND                        (947,200)          (948,610)          (2,847,621)        (2,685,319)
                                  -----------         ----------           ----------         ----------
RETAINED EARNINGS - ENDING       $105,868,929        $93,499,487         $105,868,929        $93,499,487
                                  ===========         ==========          ===========         ==========
INCOME PER SHARE-BASIC AND DILUTED      $0.45              $0.44                $1.39              $1.19
                                  ===========         ==========          ===========         ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       8,627,599          8,685,190            8,634,755          8,705,183

CASH DIVIDEND PER SHARE                 $0.11              $0.10                $0.22              $0.20

See Notes to Condensed Consolidated Financial Statements

                   PENN ENGINEERING & MANUFACTURING CORP.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                               NINE MONTHS ENDED
                                    -------------------------------------
                                    September 30, 1998 September 30, 1997
                                        (Unaudited)        (Unaudited)
                                    ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                $12,028,857        $10,362,795
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                              5,904,695          4,708,515
  Gain on disposal of property                (47,284)            (6,171)
  Loss (gain) on disposal of investments        4,070             (7,662)
  Changes in assets and liabilities:
   (Increase) decrease in receivables      (1,168,449)         3,137,098
   Increase in refundable income taxes              0            (46,526)
   (Increase) decrease in inventories      (4,412,156)           811,061
   (Increase) decrease in prepaid expenses   (313,264)           204,059
   Decrease in deferred income taxes-current        0             29,039
   Increase in other assets                   (68,000)           (40,000)
   (Decrease) increase in accounts payable   (669,471)           655,024
   Increase in accrued expenses             5,310,008          1,762,701
   Increase (decrease) in accrued pension
     cost                                   1,121,450           (462,428)
   Increase in deferred income taxes -
     noncurrent                                23,369            909,326
                                            ---------          ---------
     Net cash provided by operating
        activities                         17,713,825         22,016,831
                                           ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                      (5,712,259)       (16,161,540)
   Additoins to held-to-maturity
     investments                          (18,361,608)       (23,589,128)
   Proceeds from disposal of available-
     for-sale investments                     101,368            447,865
   Proceeds from disposal of held-to-
     maturity investments                  13,062,771         22,277,321
   Proceeds from disposal of property         221,328            164,097
                                           ----------         ----------
     Net cash used in investing activities(10,688,400)       (16,861,385)
                                           ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                          (1,900,480)        (1,736,710)
   Issuance of common stock                   195,259            167,115
   Acquisition of treasury stock             (668,000)        (1,366,198)
                                            ---------          ---------
     Net cash used in financing activities (2,373,221)        (2,935,793)
                                            ---------          ---------
  Effect of exchange rate changes on cash     171,424           (285,171)
                                            ---------          ---------
  Net increase in cash and cash equivalents 4,823,628          1,934,482
  Cash and cash equivalents at
    beginning of year                       6,826,152          4,208,339
                                            ---------          ---------
  Cash and cash equivalents at end of
    period                                $11,649,780         $6,142,821
                                           ==========          =========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the year for:
    Income taxes                           $4,265,817         $5,086,490
    Interest                                        0              1,380

See Notes to Condensed Consolidated Financial Statements


                   PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998


Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1998 and 1997 and the consolidated statements of income and cash flows for the nine-month periods then ended. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

  Inventories are as follows:
                                   (Unaudited)
                              September 30, 1998        December 31, 1997
                              ------------------        -----------------
      Raw material               $4,844,908                $4,347,554
      Tooling                     3,500,957                 3,391,208
      Work-in-process            10,464,630                 8,073,292
      Finished goods             12,552,748                10,866,149
                                 ----------                ----------
        TOTAL                   $31,363,243               $26,678,203
                                 ==========                ==========

  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $9,004,119 and $8,704,119 higher than reported at September 30, 1998 and December 31, 1997, respectively, and net income would have been $194,000 and $454,000 higher than reported for the nine months ended September 30, 1998 and 1997, respectively. Included in other assets is long-term tooling inventory totaling $3,240,000 and $3,172,000 at September 30, 1998 and December 31, 1997, respectively.

Note 3. Comprehensive Income
----------------------------
  As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.
  During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $12,799,796 and $8,908,330 respectively.

                  PENN ENGINEERING & MANUFACTURING CORP.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            September 30, 1998



Note 4. Accounting Changes
--------------------------
  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                            September 30, 1998

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION

Quarter Ended September 30, 1998 vs. Quarter Ended September 30, 1997
---------------------------------------------------------------------
  Consolidated net sales for the quarter ended September 30, 1998 were $43.4 million, versus $42.5 million for the quarter ended September 30, 1997, a 2.1% increase. Net sales to customers outside the United States for the quarter ended September 30, 1998 were $14.7 million, versus $11.4 million for the quarter ended September 30, 1997, a 28.9% increase. Net sales for the fastener operation for the quarter ended September 30, 1998 were $36.0 million, versus $34.4 million for the quarter ended September 30, 1997, a 4.6% increase. Motor net sales were $7.4 million for the quarter ended September 30, 1998, versus $8.1 million for the quarter ended September 30, 1997, an 8.6% decrease.
  The number of fastener units sold to independent customers increased approximately 5.4% in the third quarter of 1998 compared to the third quarter of 1997. The number of fastener units sold within North America decreased approximately 4.0% in the third quarter of 1998 compared to the third quarter of 1997, and represented approximately 66.5% of total fasteners sold in the third quarter of 1998. This decrease can be attributed to a softening in demand from personal computer manufacturers who have extended the release dates for proposed new product offerings by about two to three quarters and have shifted some manufacturing overseas. The number of fastener units sold into Europe increased approximately 22.4% in the third quarter of 1998 compared to the third quarter of 1997 and represented approximately 25.0% of total fasteners sold in the third quarter of 1998. The increase in the European market is a direct result of the continued strong European economy. The number of fastener units sold into the Asia-Pacific region increased approximately 62.7% in the third quarter of 1998 compared to the third quarter of 1997. The larger sheet metal fabricators in this area are running at full capacity to take advantage of the currency devaluation in this region which has allowed the major computer manufacturers to lower the selling price for products shipped back to the United States for sale. The number of motors sold decreased 13.5% in the third quarter of 1998 compared to the third quarter of 1997. All markets served by Pittman have shown a decrease from the strong demand in the third quarter of 1997.
  The average selling price for fasteners shipped in the third quarter of 1998 decreased approximately 4.3% from $63.48 per thousand fasteners sold in the third quarter of 1997 to $60.76 per thousand fasteners sold in the third quarter of 1998. This decrease is mainly due to a change in product mix especially with the large amount of lower margin automotive product being exported. The average selling price of Pittman motors increased approximately 5.2% from the third quarter of 1997 to the third quarter of 1998.
  Consolidated gross profit for the third quarter of 1998 was $13.3 million, versus $13.1 million for the third quarter of 1997, a 1.5% increase. Fastener gross profit increased 4.5% in the third quarter of 1998 compared to the third quarter of 1997 while motor gross profit decreased 15.1% from the third quarter of 1997 to the third quarter of 1998.
  Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 1998 were $8.0 million, versus $7.7 million for the third quarter of 1997, a 3.9% increase. This increase was mainly caused by increased advertising expenses, technology related expenses, and research and development expenses.
  Consolidated net income for the third quarter of 1998 was $3.9 million, versus $3.8 million for the third quarter of 1997. The effective tax rate decreased from 36.0% in the third quarter of 1997 to 33.9% in the third quarter of 1998 due to tax saving strategies implemented during the prior year.

               PENN ENGINEERING & MANUFACTURING CORP.
                         September 30, 1998

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997
-----------------------------------------------------------------------------
  Consolidated net sales for the nine months ended September 30, 1998 were $135.1 million, versus $123.5 million for the nine months ended September 30, 1997, a 9.4% increase. Net sales to customers outside the United States for the nine months ended September 30, 1998 were $40.5 million, versus $33.5 million for the nine months ended September 30, 1997, a 20.9% increase. Net sales for the fastener operation for the nine months ended September 30, 1998 were $110.4 million, versus $100.6 million for the nine months ended September 30, 1997, a 9.7% increase. Motor sales were $24.6 million for the nine months ended September 30, 1998, versus $22.9 million for the nine months ended September 30, 1997, a 7.4% increase.
  The number of fastener units sold to independent customers increased approximately 13.2% in the first nine months of 1998 compared to the first nine months of 1997. The number of fastener units shipped within North America increased approximately 9.6% in the first nine months of 1998 compared to the first nine months of 1997, and represented approximately 69.1% of total fasteners shipped in the first nine months of 1998. Distributor shipments to end customers were strong in the first half of 1998, however shipments have weakened in the third quarter as major computer manufacturers shift more of their production off-shore. The number of fastener units sold into Europe increased approximately 24.8% in the first nine months of 1998 compared to the first nine months of 1997 and represented approximately 25.2% of total fasteners sold in the first nine months of 1998. This increase is mainly due to the strong European economy especially in the automotive sector. The number of fastener units sold into the Asia-Pacific region increased approximately 11.8% in the first nine months of 1998 compared to the first nine months of 1997 as a result of the strong third quarter. The number of motors sold increased 5.8% in the first nine months of 1998 compared to the first nine months of 1997 as demand from the semiconductor equipment manufacturing market and the data storage and retrieval market which strengthened during the latter half of 1997 continued into the first half of 1998.
  The average selling price of fasteners shipped in the first nine months of 1998 decreased approximately 3.3% from $64.16 per thousand fasteners sold in the first nine months of 1997 to $62.07 per thousand fasteners sold in the first nine months of 1998. This decrease is mainly due to a change in product mix toward lower margin fasteners as inventory levels at distributors are once again replenished. The average selling price of Pittman motors increased from $40.98 per motor in the first nine months of 1997 to $41.65 per motor in the first nine months of 1998.
  Consolidated gross profit for the first nine months of 1998 was $41.8 million, versus $37.9 million for the first nine months of 1997, a 10.3% increase. Fastener gross profit increased 18.4% in the first nine months of 1998 compared to the first nine months of 1997 as a result of increased sales and productivity improvements. Motor gross profit increased 3.3% in the first nine months of 1998 compared to the first nine months of 1997.
  Consolidated SG&A for the first nine months of 1998 were $24.3 million, versus $22.5 million for the first nine months of 1997, an 8.0% increase. Major areas showing increases were advertising expenses, technology related expenses, and employee recruiting expenses. As a percent of sales, however, SG&A decreased from 18.2% in the first nine months of 1997 to 17.9% in the first nine months of 1998.
  Consolidated net income for the first nine months of 1998 was $12.0 million, versus $10.4 million for the first nine months of 1997. Other income increased mainly due to higher investment income as a result of the increassed amount of short-term investments.

                    PENN ENGINEERING & MANUFACTURING CORP.
                              September 30, 1998

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
  Net cash provided by operations totaled $17.7 million for the nine months ended September 30, 1998. These funds are being temporarily invested in anticipation of increased capital spending and working capital needs. Short-term investments increased 48.3% from $10.8 million at December 31, 1997 to $16.1 million at September 30, 1998. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

Year 2000 Issues
----------------
  Many companies are currently in the process of determining what corrective measures, if any, need to be taken in order to ensure that their computer systems will not be disrupted by the Year 2000 ("Y2K") problem. The Y2K problem relates to many of the computer systems in use today that have codes programmed to read dates as two digits. If the fields containing the two digits are not corrected, these programs will not function properly and could result in the creation of erroneous information or computer failures.
  The Company expects to have all critical systems Y2K compliant by the close of 1998. The scope of the Company's effort includes (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, and facilities and utilities; and
(3) readiness of key third parties, including suppliers and customers. In connection with its Y2K program, the Company's mainframe computer system has been updated so that it can be reasonably assumed that system functions relating to operations, accounting, processing, order entry, inventory, production, shipping, and billing are Y2K compliant. Other areas have been identified, including a few overseas systems, where a Y2K compliance program has been implemented, which the Company expects will be completed during 1998. The Company retained the services of an independent company to review and catalogue it IT and non-IT systems to determine the remaining tasks of complying with Y2K. Their efforts identified 357 items of which 311 were classified as unknown while 46 were found to be non-compliant. It is expected that all items will be cleared by December 31, 1998, except for internal E-mail and internal scheduler software. The latter is expected to be compliant by March, 1999. The cost of completing compliance will be $200,000 to $300,000 except for E-mail and scheduler. The latter will cost approximately $200,000. The Company estimates that it has spent approximately $190,000 for the nine months ended September 30, 1998 on its Y2K projects.
  The Company also seeks to address the Y2K activities of its suppliers, service providers, distributors, and other business relationships. The Company is and will continue to be in contact with key suppliers and customers to determine if they are Y2K compliant, and if not when they will be. This information will be used to determine the extent of any interruption that could occur in the Company's operations. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Y2K issue could have a material adverse affect on the Company's operations. The Company believes that its communications with its suppliers and customers will minimize these risks.

Forward-Looking Statements
--------------------------
  Forward-looking statements are made throughout this Mnagement's Discussion and Analysis. The Company's results may differ from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in the cost and availability of the supply chain resources, failure of third parties with which the Company has material business relationships to be Y2K compliant, and foreign economic conditions, including currency rate fluctuations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------
  Not Applicable.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------
  Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.

Item 2. Changes in Securities
-----------------------------
  Not Applicable.

Item 3. Default upon Senior Securities
--------------------------------------
  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  Not Applicable.

Item 5. Other Information
-------------------------
  a). Stockhholder Proposals
      Any stockholder who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange Commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at P.O. Box 1000, Danboro, Pennsylvania 18916, no later than December 1, 1998.
      Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders does not notify the Company of such proposal on or prior to February 15, 1999, then management proxies will be allowed to use their discretionary authority to vote on the proposal when the proposal is raised at the 1999 Annual Meeting of Stockholders, even though there is no discussion of the proposal in the 1999 proxy statement.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
  a). Exhibits

  Exhibit No.                 Description
  -----------                 -----------
       3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q Quarterly Report for the period ended June 30, 1996.)

       3.2 By-laws, as amended (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.)


       27         Financial Statemet Data Schedule

  b). Reports on Form 8-K
      None.

                           SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PENN ENGINEERING & MANUFACTURING CORP.


Dated: November 13, 1998             By: /s/ Kenneth A. Swanstrom
                                    -----------------------------
                                     Kenneth A. Swanstrom
                                     Chairman/CEO

Dated: November 13, 1998             By: /s/ Mark W. Simon
                                    -----------------------------
                                     Mark W. Simon
                                     Vice-President - Finance