Form 10-K
period 1998-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1999-03-31
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              23-0951065
 ------------------------------                              ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

P.O. Box 1000, Danboro, Pennsylvania                              18916
---------------------------------------                         --------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code: (215) 766-8853 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
-----------------------------         -----------------------------------------
Class A Common Stock,
$.01 par value                        New York Stock Exchange
Common Stock, $.01 par value          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|.   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1999, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $168,614,703.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,675,082 shares of Class A Common Stock and 6,958,428 shares of Common Stock outstanding on March 25, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's 1998 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14.

2. Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission are incorporated by reference in Items 10, 11, 12, and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                   -----------

                            INDEX TO FORM 10-K REPORT
                                   -----------


                                                                            PAGE
                                                                            ----

I.    PART I.  .........................................................       1

      Item 1.  Business.................................................       1
      Item 2.  Properties...............................................       4
      Item 3.  Legal Proceedings........................................       5
      Item 4.  Submission of Matters to a Vote of
                Security Holders........................................       5
               Executive Officers of the Registrant.....................       5

II.   PART II. .........................................................       7

      Item 5.  Market for Registrant's Common Equity
                and Related Stockholder Matters.........................       7
      Item 6.  Selected Financial Data..................................       7
      Item 7.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations...........................................       7
      Item 7A. Quantitative and Qualitative Disclosure About
                Market Risk ............................................       7
      Item 8.  Financial Statements and Supplementary
                Data....................................................       8
      Item 9.  Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure....................................       8

III.  PART III..........................................................       9

      Item 10. Directors and Executive Officers of
                the Registrant..........................................       9
      Item 11. Executive Compensation...................................       9
      Item 12. Security Ownership of Certain
                Beneficial Owners and Management........................       9
      Item 13. Certain Relationships and Related
                Transactions............................................       9

IV.   PART IV. .........................................................      10

      Item 14. Exhibits, Financial Statements and
                Schedules and Reports on Form 8-K.......................      10

                                     PART I

Item 1. Business.

     (a) General Development of Business.

     The Registrant, a Delaware corporation, was incorporated in 1942. The primary businesses of the Registrant are:

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

     (b) Financial Information About Industry Segments.

     The answer to this Item is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements "Financial Reporting for Segments of the Registrant" on pages 22 and 23 of the Registrant's 1998 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K Report.

     (c) Narrative Description of Business.

     The Registrant is the world's leading manufacturer of self-clinching fasteners used by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM self-clinching fasteners, which accounted for approximately 82% of the Registrant's sales in 1998, were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal or plastic. Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile parts, such as air bags and windshield wipers. The Registrant's Pittman division manufacturers high performance permanent magnet dc motors used in electronics, medical, and manufacturing applications.

     The Registrant's fasteners are primarily used by sheet metal fabricators which utilize the Registrant's fasteners to produce sub-assemblies for original equipment manufacturers ("OEMs"). Both OEMs and their subcontractors seek fastening solutions which provide lower total installed cost and are highly reliable, thereby lowering production and service costs. The Registrant's application engineers and independent distributors continually work in close collaboration with OEMs and their subcontractors to determine appropriate fastener applications, which often results in OEMs specifying the Registrant's fasteners. Self-cinching fasteners generally compete against loose hardware, such as nuts and bolts. The Registrant's fasteners typically sell at a premium to loose hardware. However, the Registrant's fasteners generally result in lower overall manufacturing costs for the end user.

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

     The manufacture and sale of (i) self-clinching and broaching fasteners and inserts for plastic and (ii) dc motors are the Registrant's only lines of business. The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 1996, 1997 and 1998:

                                    Percentage of Total Sales
                                    -------------------------
           Year Ended                                   Electric
           December 31,             Fasteners           Motors
           ------------             ---------           ------
               1996                   82%                 18%
               1997                   81%                 19%
               1998                   82%                 18%

     The Company's fastener products are sold through a worldwide network of approximately 40 authorized distributors located in 34 countries and the Company's own subsidiaries in Singapore and England. Many of the independent distributors and engineering representative organizations have been affiliated with the Company for more than 20 years. The Company's independent distributors, which maintain their own inventories of the Company's products, typically sell other complimentary industrial components. The Company's return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. The Company's engineers work in collaboration with individual manufacturers early in the design process to engineer fastening solutions that often result in the specification of PEM fasteners in new products. The Company supplies its customers and distributors through warehouses in Doncaster, England and Singapore, in addition to maintaining an inventory at its Danboro, Pennsylvania facility.

     Domestic and European sales of Pittman motors are handled by independent sales representatives.

     During the year ended December 31, 1998, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of the Registrant in the market for self-clinching, broaching, and insert fasteners. The Registrant believes that it has maintained its market share during 1998. Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching, and insert fasteners.

     The Registrant also believes its Pittman division maintained its competitive position in the dc motor market in 1998.

     Among the Registrant's principal customers for fasteners and PEMSERTERS(R) are manufacturers of business machines, personal computers and computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors, and other fabricated metal products. The principal customers for the dc motors and servomotors are manufacturers of automated production equipment, instruments, computer peripherals, business machines, and medical equipment. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. However, sales of fasteners to one of the Registrant's authorized distributors totaled approximately $21,830,000 for the year ended December 31, 1996, $20,687,000 for the year ended December 31, 1997, and $21,060,000 for the year ended December 31, 1998, or approximately 13.6%, 12.3%, and 11.7%, respectively, of the Registrant's consolidated net sales in such years. Sales of fasteners to another of the Registrant's authorized distributors totaled approximately $19,827,000 for the year ended December 31, 1997 and $22,885,000 for the year ended December 31, 1998, or approximately 11.8% and 12.7%, respectively, of the Registrant's consolidated net sales during such years.

     As of December 31, 1998, the Registrant had an order backlog of $45,105,000 compared with $57,249,000 as of December 31, 1997. The Registrant estimates that substantially all of its backlog as of December 31, 1998 will be shipped during its fiscal year ending December 31, 1999.

     The raw materials used by the Registrant are generally available in adequate supply.

     The Registrant holds a number of patents and trademarks, and has patent applications pending, in the United States and various foreign countries. Management believes, however, that the Registrant's business is not materially dependent on any patent or group of patents. The principal trademarks of the Registrant are registered in the United States and various foreign countries.

     Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 1996, 1997, and 1998 were approximately $1,520,000, $2,944,000, and $3,410,0000, respectively.

     The Registrant believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

     As of December 31, 1998, 1,423 persons were employed by the Registrant, 55 more than were employed as of December 31, 1997. None of the Company's personnel are governed by collective bargaining agreements. The Company believes that its labor rates are comparable to those of its competitors and that the Company's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

     (d)  Financial Information About Foreign and Domestic
          Operations and Export Sales.

     The answer to this Item is incorporated by reference to Note 13 "Financial Reporting for Segments of the Company" on pages 22 and 23 of the Registrant's 1998 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K. Also, all foreign sales except for those of PEM International, Ltd. and PEM International (Singapore) Pte Ltd. are sold F.O.B., the Registrant's factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through the Registrant's wholly owned subsidiary, PEM International, Ltd., and are denominated in pounds sterling. Sales in the Pacific Rim are made through the Registrant's wholly owned subsidiary, PEM International (Singapore) Pte Ltd., and are denominated in Singapore dollars. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

Item 2. Properties.

     As of December 31, 1998, the Registrant's principal plants and offices, all of which (other than the Singapore office) were owned by the Registrant, were as follows:

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




Suffolk, Virginia                50,000 sq. ft. building        Manufacture of components
                                 on 17.2 acres                  for fasteners

Harleysville,                    58,000 sq. ft. building        Manufacture of dc motors
 Pennsylvania                    on 6 acres

Doncaster, South                 10,500 sq. ft. building        Office and warehouse for
 Yorkshire, England              on 5.25 acres                  the distribution of fasteners

Singapore                        3,700 sq. ft.                  Office and warehouse for
                                                                the distribution of fasteners

     The Registrant has entered into an agreement to purchase 10.7 acres in Bedminster Township, Pennsylvania. The property has three buildings, totaling 51,000 square feet, which will be utilized for additional manufacturing capacity.

     The Registrant considers all of its plants and equipment to be modern and well maintained.

     The Registrant carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which are deemed adequate.

Item 3. Legal Proceedings.

     The answer to this Item is incorporated by reference to Note 12 of Notes to Consolidated Financial Statements "Contingencies" on page 22 of the Registrant's 1998 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

     Executive Officers of the Registrant

     Certain information about the executive officers of the Registrant is as follows:

 Name                        Age        Position Held With the Registrant
 ----                        ---        ---------------------------------

Kenneth A. Swanstrom          59        Chairman of the Board and
                                        Chief Executive Officer

Martin Bidart                 62        President and Chief Operating Officer

Raymond L. Bievenour          55        Vice President - Sales/Marketing

Kent R. Fretz                 61        Vice President and General
                                        Manager - Pittman division

Mark W. Simon                 60        Vice President - Finance
                                        and Corporate Secretary

Francis P. Wilson             59        Vice President - Operations

     All of the executive officers of the Registrant have been principally employed as officers or employees of the Registrant for more than the past five years, except for Mr. Wilson, who was hired on June 23, 1997. From 1993 until he joined the Registrant, Mr. Wilson was Director of Engineering for the International Division of Emhart Fastening Technologies, a subsidiary of Black & Decker.

     The executive officers of the Registrant are elected each year at the Organization Meeting of the Board of Directors of the Registrant, which is held following the Annual Meeting of Stockholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

     The Registrant's Common Stock (non-voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNN." The Registrant's Class A Common Stock (voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNNA." As of March 25, 1999, there were 571 holders of record of the Registrant's Common Stock and 441 holders of record of the Registrant's Class A Common Stock. Additional information with respect to this Item 5 is incorporated by reference to page 14 of the Registrant's 1998 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 6. Selected Financial Data.

     The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 9 of the Registrant's 1998 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     The answer to this Item is incorporated by reference to pages 10 through 14 of the Registrant's 1998 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The Registrant=s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Registrant manages its exposures to changes in foreign currency exchange rates on certain firm sales commitments and anticipated, but not yet committed sales, by entering into foreign currency forward contracts and foreign currency option contracts, respectively. The Registrant=s risk management objective is to reduce its exposure to the effect of changes in exchange rates on sales revenue over quarterly time horizons. To a certain extent, foreign currency rate movements also affect the Registrant=s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. The Registrant=s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk, not for speculative investments.

     Annually, financial officers approve the Registrant=s outlook for expected currency exchange rate movements, as well as the policy on desired future foreign currency cash flow positions (long, short, balanced) for those currencies where there is significant activity. Financial officers receive a daily report on open foreign currency hedges. Expected future cash flow positions and strategies are continuously monitored. Foreign exchange management practices, including the use of derivative financial instruments, are presented to the Audit Committee of the Registrant=s Board of Directors at least annually.

     Considering both the anticipated cash flows from firm sales commitments plus anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected 1999 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of the budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect that this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effect shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others strengthen.

Item 8. Financial Statements and Supplementary Data.

     The answer to this Item is incorporated by reference to pages 14 through 24 of the Registrant's 1998 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report, and the schedules included herewith.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors is incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1998. Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K report.

Item 11. Executive Compensation.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1998.

Item 13. Certain Relationships and Related Transactions.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statements and Schedules and Reports on Form 8-K.

     (a) Financial Statements, Financial Schedules and Exhibits Filed.

         1. Consolidated Financial Statements.

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:


                                                                           Page
                                                                           ----

            Consolidated Balance Sheets at December 31, 1998 and 1997.     14*

            Statements of Consolidated Income                              15*
            for the years ended December 31, 1998, 1997 and 1996.

            Statements of Changes in Consolidated Stockholders' Equity     16*
            for the years ended December 31, 1998, 1997 and 1996.

            Statements of Consolidated Cash Flows for the years            17*
            ended December 31, 1998, 1997 and 1996.

            Notes to Consolidated Financial Statements.                 18-23*

            Independent Auditors' Report.                                  24*

---------------
* Refers to the respective page of the Registrant's 1998 Annual Report to Stockholders, which is filed as Exhibit (13) to this Form 10-K Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7, and 8 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     2.  Financial Schedules.

   None.

     3.  Exhibits.

   Reference is made to the Exhibit Index on page 11 of this Form 10-K.

   (b)   Reports on Form 8-K.
         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PENN ENGINEERING &
                                      MANUFACTURING CORP.

Date:  March 30, 1999                 By:/s/ Kenneth A. Swanstrom
                                         --------------------------------------
                                           Kenneth A. Swanstrom,
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                               TITLE                        DATE
        ---------                               -----                        ----

/s/ Kenneth A. Swanstrom                 Chairman of the Board,          March 30, 1999
---------------------------------        Chief Executive Officer,
Kenneth A. Swanstrom                     and Director (Principal
                                         Executive Officer)


/s/ Martin Bidart                        President, Chief Operating      March 30, 1999
---------------------------------        Officer, and Director
Martin Bidart


/s/ Mark W. Simon                        V.P. Finance, Corporate         March 30, 1999
---------------------------------        Secretary, and Director
Mark W. Simon                            (Principal Financial
                                         and Accounting Officer)


/s/ Willard S. Boothby, Jr.              Director                        March 30, 1999
---------------------------------
Willard S. Boothby, Jr.

/s/ Lewis W. Hull                        Director                        March 30, 1999
---------------------------------
Lewis W. Hull

/s/ Thomas M. Hyndman, Jr.               Director                        March 30, 1999
---------------------------------
Thomas M. Hyndman, Jr.

/s/ Maurice D. Oaks                      Director                        March 30, 1999
---------------------------------
Maurice D. Oaks





/s/ Charles R. Smith                     Director                        March 30, 1999
---------------------------------
Charles R. Smith

/s/ Daryl L. Swanstrom                   Director                        March 30, 1999
---------------------------------
Daryl L. Swanstrom

                     PENN ENGINEERING & MANUFACTURING CORP.

                                  EXHIBIT INDEX


 Item                                  Description


(3)(i) Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1996.)

(3)(ii) By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994.)

(10)(i) Right of First Refusal dated as of September 5, 1986 between the Registrant and Lawrence W. Swanstrom and Daryl L. Swanstrom. (Incorporated by reference to Exhibit A to the Registrant's Form 8-Current Report dated September 5, 1986, the date of the earliest event reported.)

(10)(ii) 1996 Equity Incentive Plan. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-20101 filed with the Commission on January 21, 1997.)

(10)(iii) 1996 Employee Stock Purchase Plan. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-13073 filed with the Commission on September 30, 1996.)

(13) 1998 Annual Report to Stockholders. (Only those pages expressly incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14 of this Form 10-K report.)

(21)        Subsidiaries of the Registrant.

(23)        Independent Auditors' Consents.

(27)        Financial Data Schedule (Electronic Filing Only).