Form 10-Q
period 1999-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 1999-05-13
CIK 77106

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1999

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 1,675,082 shares of Class A common stock, $.01 par value, and 6,971,524 shares of common stock, $.01 par value, outstanding on May 12, 1999.


                 PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                  PENN ENGINEERING & MANUFACTURING CORP.
                  CONDENSED CONSOLIDATED BALANCE SSHEETS


  (Dollars in thousands)
                               ASSETS
                                   (Unaudited)
                                  March 31, 1999     December 31, 1998
                                ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents         $13,706             $13,103
   Short-term investments             13,724              10,584
   Accounts receivable-trade          31,530              29,513
   Allowance for doubtful accounts      (575)               (550)
   Inventories                        33,512              31,840
   Prepaid expenses                    2,777               2,474
                                     -------             -------
     Total current assets             94,674              86,964
                                     -------             -------

PROPERTY
   Property, plant & equipment       127,921             126,773
   Less accumulated depreciation      54,717              52,769
                                     -------             -------
     Property - net                   73,204              74,004
                                     -------             -------

OTHER ASSETS                           3,300               3,200
                                     -------             -------
      TOTAL                         $171,178            $164,168
                                    ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade           $6,095              $5,460
   Dividends payable                   1,036                   0
   Accrued expenses:
    Pension & profit sharing           1,970               1,155
    Income taxes                       2,875               1,026
    Payroll & commissions              3,678               3,237
    Other                              2,022               2,429
                                     -------             -------
    Total current liabilities         17,676              13,307
                                     -------             -------

ACCRUED PENSION COST                   4,088               4,088
                                     -------             -------
DEFERRED INCOME TAXES                  4,928               4,721
                                     -------             -------
STOCKHOLDERS' EQUITY
   Class A common stock                   18                  18
   Common stock                           72                  72
   Additional paid-in capital         36,532              36,530
   Retained earnings                 112,404             109,384
   Accumulated other comprehensive
     income                           (1,554)               (966)
   Treasury stock                     (2,986)             (2,986)
                                     -------             -------
     Total stockholders' equity      144,486             142,052
                                     -------             -------
      TOTAL                         $171,178            $164,168
                                    ========            ========

See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
     STATEMENTS OF CONDENSED CONSOLIDATED INCOME AND RETAINED EARNINGS
 (Dollars in thousands except per share amounts)
                                         THREE MONTHS ENDED
                               -----------------------------------
                                           (Unaudited)
                               March 31, 1999       March 31, 1998
                               --------------       --------------
NET SALES                           $46,000             $46,725
COST OF PRODUCTS SOLD                31,512              32,131
                                     ------              ------
GROSS PROFIT                         14,488              14,594
                                     ------              ------
OTHER EXPENSES:
  Selling expenses                    4,934               4,804
  General & administrative expenses   3,769               3,389
                                     ------              ------
                                      8,703               8,193
                                     ------              ------
OPERATING PROFIT                      5,785               6,401
OTHER INCOME - NET                      310                 280
                                     ------              ------
INCOME BEFORE INCOME TAXES            6,095               6,681
PROVISION FOR INCOME TAXES            2,039               2,415
                                     ------              ------
NET INCOME                           $4,056              $4,266
                                     ======              ======

PER SHARE DATA:
  Basic earnings                      $0.47               $0.49
                                      =====               =====
  Diluted earnings                    $0.47               $0.49
                                      =====               =====
  Cash dividends declared             $0.12               $0.11
                                      =====               =====
See Notes to Condensed Consolidated Financial Statements

                   PENN ENGINEERING & MANUFACTURING CORP.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
 (Dollars in thousands)
                                               THREE MONTHS ENDED
                                      ---------------------------------
                                       March 31, 1999    March 31, 1998
                                        (Unaudited)       (Unaudited)
                                      ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $4,056            $4,266
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                               2,075             1,924
  (Gain) loss  on disposal of property        (175)                6
  Changes in assets and liabilities:
   Increase in receivables                  (2,204)           (1,898)
   Increase in inventories                  (1,887)             (907)
   (Increase) decrease in prepaid expenses    (336)              342
   Increase in other assets                   (100)             (119)
   Increase in accounts payable                646               611
   Increase in accrued expenses              2,691             2,084
   Increase in deferred income taxes -
     noncurrent                                207               320
                                             -----             -----
     Net cash provided by operating
        activities                           4,973             6,629
                                             -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                       (1,397)           (1,600)
   Additions to held-to-maturity
     investments                           (11,092)           (5,988)
   Proceeds from disposal of held-to-
     maturity investments                    7,943             4,358
   Proceeds from disposal of property          215                46
                                             -----             -----
     Net cash used in investing activities  (4,331)           (3,184)
                                             -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                      2                 0
                                             -----             -----
     Net cash provided by financing activities   2                 0
                                             -----             -----
  Effect of exchange rate changes on cash      (41)              251
                                             -----             -----
  Net increase in cash and cash equivalents    603             3,696
  Cash and cash equivalents at
    beginning of period                     13,103             6,826
                                            ------            ------
  Cash and cash equivalents at end of
    period                                 $13,706           $10,522
                                           =======           =======


See Notes to Condensed Consolidated Financial Statements


                   PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999


Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at March 31, 1999 and 1998 and the consolidated statements of income and cash flows for the three-month periods then ended. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

  Inventories are as follows: (Dollars in thousands)
                                   (Unaudited)
                                 March 31, 1999         December 31, 1998
                                 --------------         -----------------
      Raw material                   $4,754                   $4,572
      Tooling                         3,504                    3,435
      Work-in-process                11,055                   10,533
      Finished goods                 14,199                   13,300
                                     ------                   ------
        TOTAL                       $33,512                  $31,840
                                    =======                  =======

  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $9,146,000 and $9,046,000 higher than reported at March 31, 1999 and December 31, 1998, respectively, and net income would have been $67,000 and $64,000 higher than reported for the three months ended March 31, 1999 and 1998, respectively. Included in other assets is long-term tooling inventory totaling $3,300,000 and $3,200,000 at March 31, 1999 and December 31, 1998, respectively.

Note 3. Comprehensive Income
----------------------------
  Total comprehensive income amounted to $3,468,000 and $5,060,000 for the three months ended March 31, 1999 and 1998, respectively.

Note 4. Use of Estimates
------------------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  PENN ENGINEERING & MANUFACTURING CORP.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               March 31, 1999



Note 5. Segment Information
---------------------------
    (Dollars in thousands)
                                 THREE MONTHS ENDED     THREE MONTHS ENDED
                                   March 31, 1999         March 31, 1998
                                   --------------         --------------
                                 Fasteners  Motors      Fasteners  Motors
                                 ---------  ------      ---------  ------
Revenue from external customers   $38,054   $7,945       $37,827   $8,898
Operating profit                    5,191      594         5,729      672
Segment assets                    156,908   14,820       145,430   16,476

A reconciliation of combined operating profit for the fastener and motor segments to consolidated income before income taxes is as follows:
                                             THREE MONTHS ENDED
                                      March 31, 1999       March 31, 1998
                                      --------------       --------------
Total profit for reportable segments      $5,785               $6,401
Other income                                 310                  280
                                           -----                -----
Income before income taxes                $6,095               $6,681
                                          ======               ======
Note 6. Earnings Per Share Data
-------------------------------
  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.
                                             THREE MONTHS ENDED
                                      March 31, 1999       March 31, 1998
                                      --------------       --------------
    (In Thousands, except per share data)
Basic:
Net income                                $4,056               $4,266
Average shares outstanding                 8,633                8,634
                                           -----                -----
Basic EPS                                  $0.47                $0.49
                                           =====                =====
Diluted:
Net income                                $4,056               $4,266
                                          ======               ======
Average shares outstanding                 8,633                8,634
Net effect of dilutive stock options-
  based on treasury stock method              11                   33
                                           -----                -----
Totals                                     8,644                8,667
                                           =====                =====
Diluted EPS                                $0.47                $0.49
                                           =====                =====
Note 7. Reclassifications
-------------------------
  Certain reclassifications have been made to prior year amounts and balances to conform with the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                               March 31, 1999

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION

Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1998
-------------------------------------------------------------
  Consolidated net sales for the quarter ended March 31, 1999 were $46.0 million, versus $46.7 million for the quarter ended March 31, 1998, a 1.5% decrease. Net sales to customers outside the United States for the quarter ended March 31, 1999 were $16.0 million, versus $13.1 million for the quarter ended March 31, 1998, a 22.1% increase. Net sales for the fastener operation for the quarter ended March 31, 1999 were $38.1 million, versus $37.8 million for the quarter ended March 31, 1998, a 0.8% increase. Motor net sales were $7.9 million for the quarter ended March 31, 1999, versus
$8.9 million recorded for the quarter ended March 31, 1998, an 11.2% decrease.
  The number of fastener units sold to the Company's global OEM direct customers and its independent distribution network increased approximately 2.4% in the first quarter of 1999 compared to the first quarter of 1998. The number of fastener units sold within North America decreased approximately 9.1% in the first quarter of 1999 compared to the first quarter of 1998, and represented approximately 62.6% of total fasteners sold in the first quarter of 1999. This decrease in the North America market was offset by the increase in the Asia-Pacific market as computer manufacturers shifted their production off-shore. The number of fastener units sold into Europe increased approximately 9.7% in the first quarter of 1999 compared to the first quarter of 1998 and represented approximately 27.2% of total fasteners sold in the first quarter of 1999. The increase in the European market is a direct result of the continued strong European economy especially in the automotive market. The number of fastener units sold into the Asia-Pacific region increased approximately 156.1% in the first quarter of 1999 compared to the first quarter of 1998. This increase is a direct result of the computer manufacturers shifting of assembly to this area to take advantage of lower assembly costs. The number of motors sold decreased 7.7% in the first quarter of 1999 compared to the first quarter of 1998.
  The average selling price for fasteners shipped in the first quarter of 1999 decreased approximately 1.8% from $63.26 per thousand fasteners sold in the first quarter of 1998 to $62.13 per thousand fasteners sold in the first quarter of 1999. Fastener product mix in the first quarter of 1999 was heavier in the lower priced studs and steel nuts product lines, which offset an average 2.3% price increase which took effect in October of 1998. The average selling price of Pittman motors decreased approximately 3.3% from the first quarter of 1998 to the first quarter of 1999 due to a shift towards lower priced brush motors from the higher priced brushless motors.
  Consolidated gross profit for the first quarter of 1999 was $14.5 million, versus $14.6 million for the first quarter of 1998. Motor gross profit decreased 7.3% in the first quarter of 1999 compared to the first quarter of 1998 while fastener gross profit remained about the same.
  Consolidated selling, general, and administrative expenses ("SG&A") for the first quarter of 1999 were $8.7 million, versus $8.2 million for the first quarter of 1998, a 6.1% increase. This increase was mainly caused by increased advertising expenses as well as increased technology related expenses, including Year 2000 related expenses.
  Consolidated net income for the first quarter of 1999 was $4.1 million, versus $4.3 million for the first quarter of 1998. Other income was negatively impacted in the first quarter of 1999 by realized currency losses in both the Asia-Pacific region and the European region.

                    PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 1999

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
  Net cash provided by operations totaled $5.0 million for the three months ended March 31, 1999. These funds are being temporarily invested in anticipation of increased capital spending and working capital needs during the remaining quarters of 1999 including the $3.5 million purchase of additional manufacturing space in April 1999. Short-term investments increased 29.7% from $10.6 million at December 31, 1998 to $13.7 million at March 31, 1999. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

Year 2000 Issues
----------------
  As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, the Company is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of March 31, 1999 the Company estimates its progress toward completion of its Year 2000 compliance plan as indicated in the following table:

                          Fastener Operation
                      -----------------------------
                      Danboro   Winston   Suffolk   Motor       IT                  PEM      PEM
                      Operation Operation Operation Operation Systems Facilities Singapore Doncaster
                      --------- --------- --------- --------- ------- ---------- --------- ---------
Review & Assessment     100%      100%      100%      100%     100%     100%       100%      100%
Document Unknown Status
  Items                 100%      100%      100%      100%     100%     100%       100%      100%
Remediation-Known Non-
  Compliance Testing     88%       51%       86%      100%      86%     100%        81%       83%
Testing                  71%       71%       71%       61%      50%      53%        71%       71%
Expected Completion Date6/30/99  6/30/99    6/30/99   6/30/99  6/30/99  6/30/99    6/30/99   6/30/99
Testing for Winston-Salem, Suffolk, Singapore, and Doncaster are conducted at
Danboro.

  We are also in the process of surveying our business partners concerning their Y2K readiness. As of this date we have completed 75% of this process. It is our goal to complete this phase by September 30, 1999. Y2K is not applicable to our self-clinching fastener products, our PEMSERTER insertion machines, or our Pittman division motors.
  Total Y2K expenditures are expected to approximate $1.0 million, of which approximately 65% has been spent to date. The balance is expected to be spent during the remainder of 1999. These costs represent estimates based on internal and external efforts to identify Y2K issues critical to the production and delivery of the Company's products. Actual results could differ from those anticipated.
  The Comapny's plans to complete Y2K modifications are based on management's estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on the level of effort expended to date to total expected internal staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similiar uncertainties.
  The information above contains forward-looking statements, including, with-out limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the "Private Securities Litigation Reform Act of 1995". Readers are cautioned that forward-looking statements about Y2K should be read in conjunction with the Company's disclosure under the heading "Forward Looking Statements".

                   PENN ENGINEERING & MANUFACTURING CORP.
                                March 31, 1999

                        MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------
  There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------
  Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

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


       27         Financial Statemet Data Schedule.

  b). Reports on Form 8-K
      None.

                           SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PENN ENGINEERING & MANUFACTURING CORP.


Dated: May 13, 1999             By: /s/ Kenneth A. Swanstrom
                                    -----------------------------
                                     Kenneth A. Swanstrom
                                     Chairman/CEO

Dated: May 13, 1999             By: /s/ Mark W. Simon
                                    -----------------------------
                                     Mark W. Simon
                                     Vice-President - Finance