Form 10-Q
period 1999-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1999-08-13
CIK 77106

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1999

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 1,675,082 shares of Class A common stock, $.01 par value, and 6,972,284 shares of common stock, $.01 par value, outstanding on August 12, 1999.


                 PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                  PENN ENGINEERING & MANUFACTURING CORP.
                  CONDENSED CONSOLIDATED BALANCE SSHEETS


(Dollars in thousands)
                               ASSETS
                                   (Unaudited)
                                    June 30, 1999   December 31, 1998
                                   --------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents            $10,021             $13,103
   Short-term investments                16,511              10,584
   Accounts receivable-trade             33,191              29,513
   Allowance for doubtful accounts         (610)               (550)
   Inventories                           33,452              31,840
   Prepaid expenses                       2,247               2,474
                                         ------              ------
     Total current assets                94,812              86,964
                                        -------             -------

PROPERTY
   Property, plant & equipment          133,942             126,773
   Less accumulated depreciation         56,802              52,769
                                        -------             -------
     Property - net                      77,140              74,004
                                        -------             -------
OTHER ASSETS                              3,732               3,200
                                        -------             -------
      TOTAL                            $175,684            $164,168
                                        =======             =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade              $6,442              $5,460
   Dividends payable                      1,038                   0
   Accrued expenses:
    Pension & profit sharing              3,776               1,155
    Income taxes                          1,698               1,026
    Payroll & commissions                 4,544               3,237
    Other                                 1,596               2,429
                                         ------              ------
    Total current liabilities            19,094              13,307
                                         ------              ------

ACCRUED PENSION COST                      4,088               4,088
                                         ------              ------
DEFERRED INCOME TAXES                     4,388               4,721
                                         ------              ------
STOCKHOLDERS' EQUITY
   Class A common stock                      18                  18
   Common stock                              72                  72
   Additional paid-in capital            36,756              36,530
   Retained earnings                    115,631             109,384
   Accumulated other comprehensive
     income                              (1,377)               (966)
   Treasury stock                        (2,986)             (2,986)
                                        -------             -------
     Total stockholders' equity         148,114             142,052
                                        -------             -------
      TOTAL                            $175,684            $164,168
                                        =======             =======

See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
     STATEMENTS OF CONDENSED CONSOLIDATED INCOME AND RETAINED EARNINGS
                             (Unaudited)
(Dollars in thousands except per share amounts)
                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  ------------------------------      ------------------------------
                                  June 30, 1999    June 30, 1998      June 30, 1999    June 30, 1998
                                  -------------    -------------      -------------    -------------
NET SALES                             $47,037          $44,995            $93,037          $91,720
COST OF PRODUCTS SOLD                  32,068           31,056             63,580           63,188
                                       ------           ------             ------           ------
GROSS PROFIT                           14,969           13,939             29,457           28,532
                                       ------           ------             ------           ------
OTHER EXPENSES:
  Selling expenses                      4,848            4,836              9,781            9,639
  General & administrative expenses     3,905            3,237              7,675            6,626
                                       ------           ------             ------           ------
                                        8,753            8,073             17,456           16,265
                                       ------           ------             ------           ------
OPERATING PROFIT                        6,216            5,866             12,001           12,267
OTHER INCOME - NET                        212              231                522              511
                                       ------           ------             ------           ------
INCOME BEFORE INCOME TAXES              6,428            6,097             12,523           12,778
PROVISION FOR INCOME TAXES              2,163            2,215              4,202            4,630
                                       ------           ------             ------           ------
NET INCOME                             $4,265           $3,882             $8,321           $8,148
                                        =====            =====              =====            =====

PER SHARE DATA:
 Basic earnings                         $0.49            $0.45              $0.96            $0.94
                                         ====             ====               ====             ====
 Diluted earnings                       $0.49            $0.45              $0.96            $0.94
                                         ====             ====               ====             ====
 Cash dividends declared                $0.12            $0.11              $0.24            $0.22
                                         ====             ====               ====             ====

See Notes to Condensed Consolidated Financial Statements

                   PENN ENGINEERING & MANUFACTURING CORP.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                               (Unaudited)
(Dollars in thousands)
                                               SIX MONTHS ENDED
                                       --------------------------------
                                       June 30, 1999      June 30, 1998
                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $8,321             $8,148
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                4,165              3,934
  Gain on disposal of property                 (174)               (27)
  Changes in assets and liabilities:
   Increase in receivables                   (3,451)            (1,968)
   Increase in inventories                   (1,263)            (3,082)
   Decrease in prepaid expenses                 190                147
   Increase in other assets                    (100)              (119)
   Increase in accounts payable                 877                682
   Increase in accrued expenses               3,754              2,500
   Increase in accrued pension cost               0                879
   Decrease in deferred income taxes           (333)              (230)
                                             ------             ------
     Net cash provided by operating
        activities                           11,986             10,864
                                             ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                        (6,819)            (3,856)
   Acquisition of MicroAssembly Systems, Inc.(1,694)                 0
   Additions to held-to-maturity
     investments                            (14,475)           (12,545)
   Proceeds from disposal of held-to-
     maturity investments                     8,522              8,005
   Proceeds from disposal of property           215                155
                                             ------             ------
     Net cash used in investing activities  (14,251)            (8,241)
                                             ------              -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                            (1,036)              (949)
   Issuance of common stock                     226                195
                                             ------             ------
     Net cash used in financing activities     (810)              (754)
                                             ------             ------
  Effect of exchange rate changes on cash        (7)               231
                                             ------             ------
  Net (decrease) increase in cash and
    cash equivalents                         (3,082)             2,100
  Cash and cash equivalents at
    beginning of year                        13,103              6,826
                                             ------             ------
  Cash and cash equivalents at end of
    period                                  $10,021             $8,926
                                             ======              =====


See Notes to Condensed Consolidated Financial Statements


                   PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999


Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1999 and 1998 and the consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

  Inventories are as follows: (Dollars in thousands)
                                   (Unaudited)
                                 June 30, 1999          December 31, 1998
                                 -------------        -----------------
      Raw material                   $4,893                  $4,572
      Tooling                         3,501                   3,435
      Work-in-process                11,311                  10,533
      Finished goods                 13,747                  13,300
                                     ------                  ------
        TOTAL                       $33,452                 $31,840
                                     ======                  ======
  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $9,246,000 and $9,046,000 higher than reported at June 30, 1999 and December 31, 1998, respectively, and net income would have been $133,000 and $128,000 higher than reported for the six months ended June 30, 1999 and 1998, respectively. Included in other assets is long-term tooling inventory totaling $3,300,000 and $3,200,000 at June 30, 1999 and December 31, 1998, respectively.

Note 3. Comprehensive Income
----------------------------
  Total comprehensive income amounted to $7,909,000 and $8,655,000 for the six months ended June 30, 1999 and 1998, respectively.

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

Note 5. Acquisition
-------------------
  The Company acquired the assets of MicroAssembly Systems, Inc. on May 28, 1999. The acquisition will be accounted for using the purchase method. The purchase price of approximately $1.8 million consisted of cash, the assumption of certain liabilities, and acquisition related expenses. The results of the operations of MicroAssembly Systems, Inc. have been included in the ac-companying consolidated statement of income since the acquisition date. The purchase price has been preliminarily allocated to; accounts receivable - $287,000, inventory - $481,000, property - $626,000 and goodwill and other intangible assets - $432,000. Goodwill and other intangible assets have been included in other assets in the accompanying balance sheet and will be amortized using the straight-line method over a period of 10 years.

                  PENN ENGINEERING & MANUFACTURING CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1999



Note 6. Segment Information
---------------------------
   (Dollars in thousands)
                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                     June 30, 1999             June 30, 1998
                                     -------------             -------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers  $38,485   $8,552          $36,633   $8,362
Operating profit                    5,416      800            5,229      637

                                  SIX MONTHS ENDED          SIX MONTHS ENDED
                                   June 30, 1999             June 30, 1998
                                   -------------             -------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers  $76,540  $16,497          $74,460  $17,260
Operating profit                   10,607    1,394           11,457      810
Segment assets                    160,589   15,096          147,267   15,472

Note 7. Earnings Per Share Data
-------------------------------
  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      June 30                   June 30
                                      -------                   -------
                                    1999     1998             1999    1998
                                    ----     ----             ----    ----
(In thousands, except per share data)
Basic:
Net income                         $4,265   $3,882           $8,321  $8,148
Average shares outstanding          8,647    8,643            8,641   8,638
                                    -----    -----            -----   -----
Basic EPS                           $0.49    $0.45            $0.96   $0.94
                                    =====    =====            =====   =====

Diluted:
Net income                         $4,265   $3,882           $8,321  $8,148
                                    =====    =====            =====   =====
Average shares outstanding          8,647    8,643            8,641   8,638
Net effect of dilutive stock
 options - based on treasury
 stock method                          13       37               11      34
                                    -----    -----            -----   -----
Totals                              8,660    8,680            8,652   8,672
                                    =====    =====            =====   =====
Diluted EPS                         $0.49    $0.45            $0.96   $0.94
                                    =====    =====            =====   =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                              June 30, 1999

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION

Quarter Ended June 30, 1999 vs. Quarter Ended June 30, 1998
-----------------------------------------------------------
  Consolidated net sales for the quarter ended June 30, 1999 were $47.0 million, versus $45.0 million for the quarter ended June 30, 1998, a 4.4% increase. Net sales to customers outside the United States for the quarter ended June 30, 1999 were $14.8 million, versus $12.8 million for the quarter ended June 30, 1998, a 15.6% increase. Net sales for the fastener operation for the quarter ended June 30, 1999 were $38.5 million, versus
$36.6 million for the quarter ended June 30, 1998, a 5.2% increase. Motor net sales were $8.5 million for the quarter ended June 30, 1999, versus
$8.4 million recorded for the quarter ended June 30, 1998, a 1.2% increase.
  The number of fastener units sold to independent customers increased approximately 8.6% in the second quarter of 1999 compared to the second quarter of 1998. The number of fastener units sold within North America increased approximately 4.6% in the second quarter of 1999 compared to the second quarter of 1998, and represented approximately 67.5% of total fasteners sold in the second quarter of 1999. The number of fastener units sold into Europe increased approximately 0.4% in the second quarter of 1999 compared to the second quarter of 1998 and represented approximately 23.4% of total fasteners sold in the second quarter of 1999. The number of fastener units sold into the Asia-Pacific region increased approximately 115.7% in the second quarter of 1999 compared to the second quarter of 1998, mainly as a result of the continued shifting of assembly operations by major computer manufacturers to this region. The average selling price for fasteners shipped in the second quarter of 1999 was $62.94 per thousand fasteners sold compared to $62.86 per thousand fasteners sold in the second quarter of 1998. The number of motors sold increased 7.4% in the second quarter of 1999 compared to the second quarter of 1998 while the average selling price decreased approx-imately 4.8% during the same period.
  Consolidated gross profit for the second quarter of 1999 was $15.0 million, versus $13.9 million for the second quarter of 1998, a 7.9% increase. Fastener gross profit increased 6.2% in the second quarter of 1999 compared to the second quarter of 1998 while motor gross profit increased 14.5% mainly due to the increased sales and a reduction of fixed expenses.
  Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 1999 were $8.8 million, versus $8.1 million for the second quarter of 1998, an 8.6% increase. This increase was mainly caused by increased technology related expenses, including Year 2000 related expenses, and due diligence and start-up costs related to acquisition efforts.
  Consolidated net income for the second quarter of 1999 was $4.3 million, versus $3.9 million for the second quarter of 1998. The Company benefited from a lower effective tax rate in the second quarter of 1999 compared to the second quarter of 1998 due mainly to the increased benefits of the Foreign Sales Corporation.

               PENN ENGINEERING & MANUFACTURING CORP.
                            June 30, 1999

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998
-----------------------------------------------------------------
  Consolidated net sales for the six months ended June 30, 1999 were $93.0 million, versus $91.7 million for the six months ended June 30, 1998, a 1.4% increase. Net sales to customers outside the United States for the six months ended June 30, 1999 were $30.8 million, versus $25.9 million for the six months ended June 30, 1998, an 18.9% increase. Net sales for the fastener operation for the six months ended June 30, 1999 were $76.5 million, versus $74.5 million for the six months ended June 30, 1998, a 2.7% increase. Motor sales were $16.5 million for the six months ended June 30, 1999, versus $17.2 million for the six months ended June 30, 1998, a 4.1% decrease.
  The number of fastener units sold to independent customers increased approximately 5.4% in the first six months of 1999 compared to the first six months of 1998. The number of fastener units sold within North America decreased approximately 2.5% in the first six months of 1999 compared to the first six months of 1998, and represented approximately 65.1% of total fasteners shipped in the first six months of 1999. The number of fastener units sold into Europe increased approximately 5.2% in the first six months of 1999 compared to the first six months of 1998 and represented approximately 25.3% of total fasteners sold in the first six months of 1999. This increase is mainly due to the continued strong European economy especially in the automotive sector. The number of fastener units sold into the Asia-Pacific region increased approximately 135.2% from the first six months of 1998 to the first six months of 1999 as computer manufacturers shifted assembly to this area to take advantage of lower assembly costs. The average selling price of fasteners shipped in the first six months of 1999 decreased approximately 2.2% from $63.92 per thousand fasteners sold in the first six months of 1998 to $62.53 per thousand fasteners sold in the first six months of 1999. The number of motors sold decreased less than 1% in the first six months of 1999 compared to the first six months of 1998, however the average selling price decreased 4.2% from $42.27 per motor in the first six months of 1998 to $40.50 per motor in the first six months of 1999. Two major customers have cancelled and/or rescheduled orders for later this year.
  Consolidated gross profit for the first six months of 1999 was $29.5 million, versus $28.5 million for the first six months of 1998, a 3.5% increase. Fastener gross profit increased 3.3% in the first six months of 1999 compared to the first six months of 1998 while motor gross profit increased 3.2% during the same period.
  Consolidated SG&A expenses for the first six months of 1999 were $17.5 million, versus $16.3 million for the first six months of 1998, an 7.4% increase. This increase was expected due to continued Year 2000 compliance and testing costs as well as costs related to acquisition activity.
  Consolidated net income for the first six months of 1999 was $8.3 million, versus $8.1 million for the first six months of 1998. The Company benefited from a lower effective tax rate as a result of increased foreign sales activity.

                    PENN ENGINEERING & MANUFACTURING CORP.
                                June 30, 1999

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
  Net cash provided by operations totaled $12.0 million for the six months ended June 30, 1999. Capital expenditures totalled $6.8 million during the first half of 1999 which included approximately $3.5 million for an additional 50,000 square feet of manufacturing space near the Company's Danboro, PA. headquarters. The Company also acquired the assets of MicroAssembly Systems, Inc. for approximately $1.7 million. Short-term investments increased 55.7% from $10.6 million at December 31, 1998 to $16.5 million at June 30, 1999. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

Year 2000 Issues
----------------
  As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, the Company is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of June 30, 1999 the Company estimates its progress toward completion of its Year 2000 compliance plan as indicated in the following table:

                       Fastener Operation
                       ------------------
                   Danboro   Winston   Suffolk    Motor     IT                   PEM      PEM
                  Operation Operation Operation Operation Systems Facilities Singapore Doncaster
                  --------- --------- --------- --------- ------- ---------- --------- ---------
Review & Assessment  100%      100%      100%      100%     100%      100%      100%       100%
Document Unknown
 Status Items        100%      100%      100%      100%     100%      100%      100%       100%
Remediation - Known
 Non-Compliance
 Testing              98%       98%       98%       98%     100%      100%       90%       100%
Testing               98%       98%       98%       98%     100%      100%       71%       100%
Expected Completion
 Date               8/31/99  8/31/99   8/31/99    8/31/99  Complete Complete   8/31/99  Complete

  Testing for Winston-Salem, Suffolk, Singapore, and Doncaster are conducted at Danboro.
  We are also in the process of surveying our business partners concerning their Y2K readiness. As of this date we have completed 80% of this process. It is our goal to complete this phase by September 30, 1999. Y2K is not applicable to our self-clinching fastener products, our PEMSERTER insertion machines, or our Pittman division motors.
  Total Y2K expenditures are expected to approximate $1.2 million, of which approximately 85% has been spent to date. The balance is expected to be spent during the remainder of 1999. These costs represent estimates based on internal and external efforts to identify Y2K issues critical to the produc-tion and delivery of the Company's products. Actual results could differ from those anticipated.
  The Company's plans to complete Y2K modifications are based on management's estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and expected completion dates are based on the level of effort expended to date to total expected internal staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similiar uncertainties.
  The information above contains forward-looking statements, including, with-out limitation, statements relating to the Company's plans, strategies, ob-jectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the "Private Securities Litigation Reform Act of 1995". Readers are cautioned that forward-looking statements about Y2K should be read in conjunction with the Company's disclosure under the heading "Forward Looking Statements".

                      PENN ENGINEERING & MANUFACTURING CORP.
                                  June 30, 1999

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

Item 2. Changes in Securities
-----------------------------
  Not Applicable.

Item 3. Default upon Senior Securities
--------------------------------------
  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  The Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting") on May 6, 1999. The matters voted upon at the Annual Meeting and the respective voting results were as follows:

  1. The election of three Class B Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2002 and until their successors are duly elected.

Name of Nominee                          For                 Withheld
---------------                          ---                 --------
Kenneth A. Swanstrom                  1,529,840                1,000
Lewis W. Hull                         1,528,615                2,225
Mark W. Simon                         1,529,840                1,000

     The Directors whose term of office continued after the meeting were:
Class A Directors:
------------------
Maurice D. Oaks
Charles R. Smith
Martin Bidart

Class C Directors:
------------------
Willard S. Boothby
Thomas M. Hyndman
Daryl L. Swanstrom

  2. The election of Ernst & Young as auditors for the Company for its 1999 fiscal year.

                     For                Against            Abstain
                     ---                -------            -------
                  1,528,920               654               1,266

  3. The approval of the Company's 1999 Employee Stock Option Plan.

               For            Against         Abstain   Broker Non-Votes
               ---            -------         -------   ----------------
            1,175,704          30,610         194,331        130,195

  4. The approval of the Company's 1998 Stock Option Plan for Non-Employee Directors.

               For            Against         Abstain   Broker Non-Votes
               ---            -------         -------   ----------------
            1,178,005          26,688         195,952        130,195

Item 5. Other Information
-------------------------
  a). Acquisitions
      On May 28, 1999 the Company acquired the assets of MicroAssembly Systems, Inc. See Note 5 of the Notes to the Condensed Consolidated Financial Statements on page 5. On July 23, 1999 the Company purchased the slotted brushless motor technology, inventory, and fixed assets of Carson
Technologies, Inc. of Carson City, Nevada, for $350,000.

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



                                 PENN ENGINEERING & MANUFACTURING CORP.


Dated: August 12, 1999             By: /s/ Kenneth A. Swanstrom
                                    -----------------------------
                                     Kenneth A. Swanstrom
                                     Chairman/CEO

Dated: August 12, 1999             By: /s/ Mark W. Simon
                                    -----------------------------
                                     Mark W. Simon
                                     Vice-President - Finance