Form 10-Q
period 1999-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 1999-11-12
CIK 77106

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1999

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 1,675,082 shares of Class A common stock, $.01 par value, and 6,984,754 shares of common stock, $.01 par value, outstanding on November 12, 1999.


                 PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                  PENN ENGINEERING & MANUFACTURING CORP.
                  CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)
                               ASSETS
                                   (Unaudited)
                                September 30, 1999   December 31, 1998
                                ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents            $ 4,150             $13,103
   Short-term investments                10,775              10,584
   Accounts receivable-net               39,391              28,963
   Inventories                           45,334              31,840
   Prepaid expenses                       2,856               2,474
                                         ------              ------
     Total current assets               102,506              86,964
                                        -------             -------

PROPERTY
   Property, plant & equipment          139,042             126,773
   Less accumulated depreciation         58,646              52,769
                                        -------             -------
     Property - net                      80,396              74,004
                                        -------             -------

GOODWILL                                 21,570                   0
                                        -------             -------

OTHER ASSETS                              3,400               3,200
                                        -------             -------
      TOTAL                            $207,872            $164,168
                                        =======             =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts and notes payable           $11,013              $5,460
   Dividends payable                      1,038                   0
   Accrued expenses:
    Pension & profit sharing              3,406               1,155
    Payroll & commissions                 6,132               3,237
    Other                                 3,763               3,455
                                         ------              ------
    Total current liabilities            25,352              13,307
                                         ------              ------

ACCRUED PENSION COST                      6,263               4,088
                                         ------              ------

LONG-TERM DEBT                           20,000                   0
                                         ------              ------

DEFERRED INCOME TAXES                     4,544               4,721
                                         ------              ------
STOCKHOLDERS' EQUITY
   Class A common stock                      18                  18
   Common stock                              72                  72
   Additional paid-in capital            36,774              36,530
   Retained earnings                    119,063             109,384
   Accumulated other comprehensive
     income                              (1,228)               (966)
   Treasury stock                        (2,986)             (2,986)
                                        -------             -------
     Total stockholders' equity         151,713             142,052
                                        -------             -------
      TOTAL                            $207,872            $164,168
                                        =======             =======

See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
              STATEMENTS OF CONDENSED CONSOLIDATED INCOME
                             (Unaudited)
(Dollars in thousands except per share amounts)
                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                             ------------------------------------- -------------------------------------
                             September 30, 1999 September 30, 1998 September 30, 1999 September 30, 1998
                             ------------------ ------------------ ------------------ ------------------
NET SALES                           $48,378            $43,357           $141,415        $135,077
COST OF PRODUCTS SOLD                32,822             30,066             96,402          93,254
                                     ------             ------            -------         -------
GROSS PROFIT                         15,556             13,291             45,013          41,823
                                     ------             ------            -------         -------
OTHER EXPENSES:
  Selling expenses                    5,005              4,280             14,786          13,919
  General & administrative expenses   3,826              3,716             11,501          10,342
                                     ------             ------            -------         -------
                                      8,831              7,996             26,287          24,261
                                     ------             ------            -------         -------
OPERATING PROFIT                      6,725              5,295             18,726          17,562
OTHER INCOME - NET                        0                581                523           1,092
                                     ------             ------            -------         -------
INCOME BEFORE INCOME TAXES            6,725              5,876             19,249          18,654
PROVISION FOR INCOME TAXES            2,256              1,995              6,458           6,625
                                     ------             ------            -------         -------
NET INCOME                           $4,469             $3,881            $12,791         $12,029
                                      =====              =====             ======          ======

PER SHARE DATA:
 Basic earnings                       $0.52              $0.45              $1.48           $1.39
                                       ====               ====               ====           =====
 Diluted earnings                     $0.51              $0.45              $1.48           $1.39
                                       ====               ====               ====           =====
 Cash dividends declared              $0.12              $0.11              $0.36           $0.33
                                       ====               ====               ====           =====

See Notes to Condensed Consolidated Financial Statements

                   PENN ENGINEERING & MANUFACTURING CORP.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                               (Unaudited)
(Dollars in thousands)
                                               NINE MONTHS ENDED
                                     -------------------------------------
                                     September 30, 1999 September 30, 1998
                                     ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $12,791            $12,029
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                   6,315              5,905
  Gain on disposal of property                     (96)               (47)
  Loss on disposal of investments                   55                  4
  Changes in assets and liabilities:
   Increase in receivables                      (4,813)            (1,168)
   Increase in inventories                      (3,246)            (4,412)
   Increase in prepaid expenses                   (337)              (313)
   Increase in other assets                       (200)               (68)
   Increase (decrease) in accounts payable         568               (670)
   Increase in accrued expenses                  4,757              5,310
   Increase in accrued pension cost              2,175              1,121
   (Decrease) increase in deferred income taxes   (178)                23
                                                ------             ------
     Net cash provided by operating
        activities                              17,791             17,714
                                                ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                           (9,578)            (5,712)
   Acquisition of businesses (net of cash)     (37,415)                 0
   Additions to held-to-maturity
     investments                               (14,292)           (18,391)
   Proceeds from disposal of available-
     for-sale investments                            0                101
   Proceeds from disposal of held-to-
     maturity investments                       14,008             13,063
   Proceeds from disposal of property              341                221
                                                ------             ------
     Net cash used in investing activities     (46,936)           (10,688)
                                                ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                     2,000                  0
   Borrowings of long-term debt                 20,000                  0
   Dividends paid                               (2,074)            (1,900)
   Issuance of common stock                        245                195
   Acquisition of treasury stock                     0               (668)
                                                ------             ------
     Net cash provided by (used in)
       financing activities                     20,171             (2,373)
                                                ------             ------
  Effect of exchange rate changes on cash           21                171
                                                ------             ------
  Net (decrease) increase in cash and
    cash equivalents                            (8,953)             4,824
  Cash and cash equivalents at
    beginning of year                           13,103              6,826
                                                ------             ------
  Cash and cash equivalents at end of
    period                                      $4,150            $11,650
                                                ======             ======


See Notes to Condensed Consolidated Financial Statements


                   PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1999 and 1998 and the consolidated statements of income and cash flows for the nine-month periods then ended. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

  Inventories are as follows: (Dollars in thousands)
                                   (Unaudited)
                               September 30, 1999     December 31, 1998
                               ------------------     -----------------
      Raw material                      $4,681                $4,572
      Tooling                            3,685                 3,435
      Work-in-process                   12,107                10,533
      Finished goods                    24,861                13,300
                                        ------                ------
        TOTAL                          $45,334               $31,840
                                        ======                ======
  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $9,346,000 and $9,046,000 higher than reported at September 30, 1999 and December 31, 1998, respectively, and net income would have been $199,000 and $194,000 higher than reported for the nine months ended Septembre 30, 1999 and 1998, respectively. Included in other assets is long-term tooling inventory totaling $3,400,000 and $3,200,000 at September 30, 1999 and December 31, 1998, respectively.

Note 3. Lines of Credit
-----------------------
  As of September 30, 1999, the Company has three unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities. The first line-of-credit facility permits maximum borrowings of $15,000,000, due on demand. At September 30, 1999, $2,000,000, bearing interest at 5.85%, was outstanding on this facility and is included in accounts and notes payable in the accompanying condensed consoli-dated balance sheet. The availability of funds under this facility is periodically reviewed by the bank. The second line-of-credit facility permits borrowings up to $10,000,000 and expires on September 27, 2000 unless extended by the bank. There were no amounts outstanding under the $10,000,000 line-of-credit facility at September 30, 1999. The third line-of-credit facility permits borrowings of up to $30,000,000 to finance acquisitions. At September 30, 1999, $20,000,000, bearing interest at 5.90%, was outstanding on this facility. The Company has a choice of a three year revolving term for the acquisition line-of-credit or, on September 27, 2000, the acquisition line-of-credit can be terminated and transferred to a term loan to be repaid over periods ranging from three to seven years. The acquisition line-of-credit requires the Company to comply with certain financial covenants.

                    PENN ENGINEERING & MANUFACTURING CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999


Note 4. Comprehensive Income
----------------------------
  Total comprehensive income amounted to $12,529,000 and $12,800,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

Note 6. Acquisition
-------------------
  On September 30, 1999, the Company acquired all of the issued and out-standing capital stock of R.C. Dudek & Company, Inc. The acquisition will be accounted for using the purchase method. The purchase price of approximately $38.9 million consisted of cash, the assumption of certain liabilities, and acquisition related expenses. Of the total amount paid, $3.4 million has been placed in escrow pending the final determination of the purchase price. The purchase was partly financed with the assumption of $2,000,000 in short-term debt and $20,000,000 in long-term debt. The purchase price has been prelimin-arily allocated to; accounts receivable - $5,434,000, inventory - $9,882,000, property - $2,450,000 and goodwill and other intangible assets - $21,110,000. Goodwill and other intangible assets will be amortized using the straight-line method over a period of 20 years.
  The pro forma unaudited results of operations for the nine months ended September 30, 1999 and 1998, assuming consummation of the purchase and issuance of the debt as of January 1, 1998 are as follows:

                                           NINE MONTHS ENDED
                                           -----------------
                                September 30, 1999  September 30, 1998
                                ------------------  ------------------
(Dollars in thousands except per share amounts)
          Net sales                    $150,956         $141,926
          Net income                   $ 13,039         $ 12,539
          Per share data:
             Basic earnings               $1.51            $1.45
             Diluted earnings             $1.51            $1.45

Note 7. Segment Information
---------------------------
   (Dollars in thousands)
                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                 September 30, 1999        September 30, 1998
                                 ------------------        ------------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers  $38,995   $9,383          $35,988   $7,369
Operating profit                    5,946      779            4,834      461

                                 NINE MONTHS ENDED         NINE MONTHS ENDED
                                 September 30, 1999        September 30, 1998
                                 ------------------        ------------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers $115,535  $25,880          $110,447  $24,630
Operating profit                   16,553    2,173            15,792    1,770
Segment assets                    191,792   16,080           152,237   14,994

<PAGE 7>

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


Note 8. Earnings Per Share Data
-------------------------------
  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                   September  30              September 30
                                   -------------              ------------
                                    1999     1998             1999    1998
                                    ----     ----             ----    ----
(In thousands, except per share data)
Basic:
Net income                         $4,469   $3,881          $12,791 $12,029
Average shares outstanding          8,647    8,628            8,643   8,635
                                    -----    -----            -----   -----
Basic EPS                           $0.52    $0.45            $1.48   $1.39
                                    =====    =====            =====   =====

Diluted:
Net income                         $4,469   $3,881          $12,791 $12,029
                                    =====    =====           ======  ======
Average shares outstanding          8,647    8,628            8,643   8,635
Net effect of dilutive stock
 options - based on treasury
 stock method                          33       18               16      29
                                    -----    -----            -----   -----
Totals                              8,680    8,646            8,659   8,664
                                    =====    =====            =====   =====
Diluted EPS                         $0.51    $0.45            $1.48   $1.39
                                    =====    =====            =====   =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                            September 30, 1999

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION

Quarter Ended September 30, 1999 vs. Quarter Ended September 30, 1998
---------------------------------------------------------------------
  Consolidated net sales for the quarter ended September 30, 1999 were $48.4 million, versus $43.4 million for the quarter ended September 30, 1998, an 11.5% increase. Net sales to customers outside the United States for the quarter ended September 30, 1999 were $15.0 million, versus $14.7 million for the quarter ended September 30, 1998, a 2.0% increase. Net sales for the fastener operation for the quarter ended September 30, 1999 were $39.0 million, versus $36.0 million for the quarter ended September 30, 1998, an 8.3% increase. Motor net sales were $9.4 million for the quarter ended September 30, 1999, versus $7.4 million recorded for the quarter ended September 30, 1998, a 27.0% increase.
  The number of fastener units sold to independent customers increased approximately 11.8% in the third quarter of 1999 compared to the third quarter of 1998. The number of fastener units sold within North America increased approximately 15.3% in the third quarter of 1999 compared to the third quarter of 1998, and represented approximately 68.2% of total fasteners sold in the third quarter of 1999. This increase is attributable to record point-of-sale shipments for the quarter due to several new programs involving high-volume, high-price products. The number of fastener units sold into Europe increased approximately 8.5% in the third quarter of 1999 compared to the third quarter of 1998 and represented approximately 24.6% of total fasteners sold in the third quarter of 1999. The number of fastener units sold into the Asia-Pacific region decreased approximately 5.5% in the third quarter of 1999 compared to the third quarter of 1998, mainly as a result of the shifting of assembly operations by major computer manufacturers from this region and a general slowdown due to excess inventory levels caused by Y2K concerns. The average selling price for fasteners shipped in the third quarter of 1999 was $63.49 per thousand fasteners sold compared to $60.76 per thousand fasteners sold in the third quarter of 1998, an increase of 4.5%. The number of motors sold increased 27.3% in the third quarter of 1999 compared to the third quarter of 1998 while the average selling price remained the same. This increase can be attributable to a large sale to one customer as well as lower than normal sales in the third quarter of 1998.
  Consolidated gross profit for the third quarter of 1999 was $15.6 million, versus $13.3 million for the third quarter of 1998, a 17.3% increase. Fastener gross profit increased 12.8% in the third quarter of 1999 compared to the third quarter of 1998 while motor gross profit increased 43.8% mainly due to the increased sales and a reduction of fixed expenses.
  Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 1999 were $8.8 million, versus $8.0 million for the third quarter of 1998, an 10.0% increase. This increase was mainly caused by increased technology related expenses, including Year 2000 related expenses, start-up costs related to acquisition efforts, and increased outside professional service expenses.
  Consolidated net income for the third quarter of 1999 was $4.5 million, versus $3.9 million for the third quarter of 1998. Other income was negatively impacted in the third quarter of 1999 by foreign currency translation losses in the United Kingdom.

               PENN ENGINEERING & MANUFACTURING CORP.
                         September 30, 1999

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998
-----------------------------------------------------------------------------
  Consolidated net sales for the nine months ended September 30, 1999 were $141.4 million, versus $135.1 million for the nine months ended September 30, 1998, a 4.7% increase. Net sales to customers outside the United States for the nine months ended September 30, 1999 were $45.8 million, versus $40.5 million for the nine months ended September 30, 1998, a 13.1% increase. Net sales for the fastener operation for the nine months ended September 30, 1999 were $115.5 million, versus $110.4 million for the nine months ended September 30, 1998, a 4.6% increase. Motor sales were $25.9 million for the nine months ended September 30, 1999, versus $24.6 million for the nine months ended September 30, 1998, a 5.3% increase.
  The number of fastener units sold to independent customers increased approximately 7.5% in the first nine months of 1999 compared to the first nine months of 1998. The number of fastener units sold within North America increased approximately 3.0% in the first nine months of 1999 compared to the first nine months of 1998, and represented approximately 66.1% of total fasteners shipped in the first nine months of 1999. The number of fastener units sold into Europe increased approximately 6.2% in the first nine months of 1999 compared to the first nine months of 1998 and represented approximately 25.1% of total fasteners sold in the first nine months of 1999. The European economy remains strong despite currency pressures while domestic point-of-sale increases in the third quarter have contributed to the growth in North America. The number of fastener units sold into the Asia-Pacific region increased approximately 67.0% from the first nine months of 1998 to the first nine months of 1999 due mainly to low assembly costs in this region during the first half of 1999. The average selling price of fasteners shipped in the first nine months of 1999 increased approximately 1.3% from $62.07 per thousand fasteners sold in the first nine months of 1998 to $62.85 per thousand fasteners sold in the first nine months of 1999. The number of motors sold increased 8.3% in the first nine months of 1999 compared to the first nine months of 1998; however, the average selling price decreased 9.5% from $44.65 per motor in the first nine months of 1998 to $40.43 per motor in the first nine months of 1999.
  Consolidated gross profit for the first nine months of 1999 was $45.0 million, versus $41.8 million for the first nine months of 1998, a 7.7% increase. Fastener gross profit increased 6.3% in the first nine months of 1999 compared to the first nine months of 1998 while motor gross profit increased 15.2% during the same period. Gross profit increases were the direct result of increased sales, cost containment, and productivity improvements.
  Consolidated SG&A expenses for the first nine months of 1999 were $26.3 million, versus $24.3 million for the first nine months of 1998, an 8.2% increase. This increase was expected due to continued Year 2000 compliance and testing costs as well as costs related to acquisition activity.
  Consolidated net income for the first nine months of 1999 was $12.8 million, versus $12.0 million for the first nine months of 1998. The Company benefited from a lower effective tax rate as a result of increased foreign sales activity.

                    PENN ENGINEERING & MANUFACTURING CORP.
                              September 30, 1999

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
  Net cash provided by operations totaled $17.8 million for the nine months ended September 30, 1999. Funds from operations were sufficient to pay normal dividends and for capital expenditures other than the acquisition of R.C. Dudek & Company, Inc. which was partially funded through $22.0 million of borrowings. Capital expenditures totalled $9.6 million during the first nine months of 1999 and included approximately $3.5 million for an additional 50,000 square feet of manufacturing space near the Company's Danboro, PA. Headquarters. The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

Year 2000 Issues
----------------
  As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, the Company is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of September 30, 1999 the Company has completed its Year 2000 review, documentation, remediation, and testing for the following: Winston-Salem operation, Suffolk operation, Motor operation, IT systems, all facilities, PEM Singapore, and PEM Doncaster. The Company estimates its progress toward completion of its remaining Year 2000 compliance plan as indicated in the following table:

                                            Danboro       R.C. Dudek
                                           Operation      Operation
                                           ---------      ---------
Review & Assessment                          100%            100%
Document Unknown Status Items                100%            100%
Remediation - Known Non-Compliance Testing    99%             70%
Testing                                       99%             90%
Expected Completion Date                    11/30/99       11/30/99

  Testing for Winston-Salem, Suffolk, Singapore, and Doncaster are conducted at Danboro.
  We are also in the process of continually surveying our business partners concerning their Y2K readiness. We expect this to be an on-going process through the end of the year. Y2K is not applicable to our self-clinching fastener products, our PEMSERTER insertion machines, or our Pittman division motors.
  Total Y2K expenditures are expected to approximate $1.0 million, of which approximately 98% has been spent to date. The balance is expected to be spent during the remainder of 1999. These costs represent estimates based on internal and external efforts to identify Y2K issues critical to the produc-tion and delivery of the Company's products. Actual results could differ from those anticipated.
  The Company's plans to complete Y2K modifications are based on management's estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and expected completion dates are based on the level of effort expended to date to total expected internal staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similiar uncertainties.
  The information above contains forward-looking statements, including, with-out limitation, statements relating to the Company's plans, strategies, ob-jectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the "Private Securities Litigation Reform Act of 1995". Readers are cautioned that forward-looking statements about Y2K should be read in conjunction with the Company's disclosure under the heading "Forward Looking Statements".

                      PENN ENGINEERING & MANUFACTURING CORP.
                                September 30, 1999

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

Item 3. Default upon Senior Securities
--------------------------------------
  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  Not Applicable

Item 5. Other Information
-------------------------
  Not Applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
  a). Exhibits

  Exhibit No.                 Description
  -----------                 -----------
       2.1 Stock Purchase Agreement among Penn Engineering & Manufacturing Corp. and Harriet Dudek, now known as Harriet Serven, Trustee of Trust B under Will of Richard C. Dudek, Deceased, Victor E. Carlson, Sara E. Carlson, John S. Perell, Elizabeth C. Perell and Martha Gail Anderson dated September 16, 1999 (Incorporated by reference to like-numbered exhibit of the Company's Form 8-K report dated September 30, 1999.)

       2.2 Agreement of Sale for 800 Del Norte Boulevard, Oxnard, California, dated as of September 30, 1999 between Victor
                  E. Carlson, Sara E. Carlson, John S. Perell, Elizabeth C. Perell, Harriet Dudek, now known as Harriet Serven, Trustee Under Will of Richard C. Dudek, Deceased, as Seller, and Penn Engineering & Manufacturing Corp., as Buyer (Incorpo-rated by reference to like-numbered exhibit of the Company's Form 8-K report dated September 30, 1999.)

       3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q Quarterly Report for the period ended June 30, 1996.)

       3.2 By-laws, as amended (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.)

       10.4 Loan Agreement dated as of September 28, 1999 between Penn Engineering & Manufacturing Corp. and First Union National Bank (Incorporated by reference to like-numbered exhibit of the Company's Form 8-K report dated September 30, 1999.)

       27         Financial Statement Data Schedule

  b). Reports on Form 8-K
      The Company filed a Form 8-K dated September 30, 1999 to report under
      Item 2 that it had acquired all of the issued and outstanding capital stock of R.C. Dudek & Company, Inc. in consideration for the payment of cash of $33,052,000 (net of cash acquired) and the assumption of $3,541,000 of liabilities. The Company also acquired certain real property owned by the shareholders of R.C. Dudek used in the operation of the business, for cash of $2,200,000.

                           SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PENN ENGINEERING & MANUFACTURING CORP.


Dated: November 12, 1999             By: /s/ Kenneth A. Swanstrom
                                    -----------------------------
                                     Kenneth A. Swanstrom
                                     Chairman/CEO

Dated: November 12, 1999             By: /s/ Mark W. Simon
                                    -----------------------------
                                     Mark W. Simon
                                     Vice-President - Finance