Form 10-K
period 1999-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2000-03-30
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2000, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $194,325,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,675,082 shares of Class A Common Stock and 6,886,605 shares of Common Stock outstanding on March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's 1999 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14.

2. Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission are incorporated by reference in Items 10, 11, 12 and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.

                                   -----------

                            INDEX TO FORM 10-K REPORT

                                   -----------

                                                                                            PAGE
                                                                                            ----
I.   PART I.    ..........................................................................    1

     Item 1.    Business..................................................................    1
     Item 2.    Properties................................................................    5
     Item 3.    Legal Proceedings.........................................................    6
     Item 4.    Submission of Matters to a Vote of Security Holders.......................    6
                Executive Officers of the Registrant......................................    6

II.  PART II.   ..........................................................................    8

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....    8
     Item 6.    Selected Financial Data...................................................    8
     Item 7.    Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.......................    8
     Item 7A.   Quantitative and Qualitative Disclosure About Market Risk ................    8
     Item 8.    Financial Statements and Supplementary Data...............................    9
     Item 9.    Changes in and Disagreements with
                   Accountants on Accounting and Financial Disclosure.....................    9

III. PART III.  ..........................................................................   10

     Item 10.   Directors and Executive Officers of the Registrant........................   10
     Item 11.   Executive Compensation....................................................   10
     Item 12.   Security Ownership of Certain Beneficial Owners and Management............   10
     Item 13.   Certain Relationships and Related Transactions............................   10

IV.  PART IV.   ..........................................................................   11

     Item 14.   Exhibits, Financial Statements and Schedules and Reports on Form 8-K......   11

                                     PART I

Item 1. Business.

     (a) General Development of Business.

     The Registrant, a Delaware corporation, was incorporated in 1942. The primary businesses of the Registrant are:

          (i) The development, manufacture and sale of PEM(R)self-clinching and broaching fasteners, inserts for plastics, and automatic insertion equipment for such fasteners sold under the name PEMSERTER(R); and

          (ii) The development, manufacture and sale through the Registrant's Pittman division of permanent magnet brush-commutated dc motors under the Pittman(R) and Pitmo(R) trademarks, and electronically commutated brushless dc servomotors under the Elcom(R) trademark.

     On May 28, 1999, the Registrant acquired the assets of MicroAssembly Systems, Inc. for a purchase price of $1.8 million. On July 23, 1999, the Registrant purchased the slotted brushless motor technology, inventory, and fixed assets of Carson Technologies, Inc. of Carson City, Nevada for $350,000.

     On September 30, 1999, the Registrant acquired all of the issued and outstanding capital stock of R.C. Dudek & Company, Inc., a California corporation, in consideration for the payment of approximately $34,000,000 in cash and the assumption of approximately 3,500,000 of liabilities. Also on September 30, 1999, the Registrant acquired certain real property, including offices and warehouse facilities, located on approximately 2.15 acres of land at 800 Del Norte Boulevard, Oxnard, California, for a purchase price of $2,200,000 in cash.

     The business and the real property acquired are used in conducting a distribution business, including the distribution of fasteners and other products manufactured by the Registrant. The Registrant intends to continue such use and to expand the number and type of products distributed.

     Financing for the business and real property acquisitions on September 30, 1999 was provided by First Union National Bank (the "Bank"), pursuant to a loan agreement dated September 28, 1999 (the "Loan Agreement"). Under the Loan Agreement, the Bank agreed to provide the Registrant with a working capital line of credit of up to $10 million and an acquisition line of credit of up to $30 million. The Loan Agreement also provides that the Bank has agreed to make a term loan to the Registrant (to be repaid over a period of three to seven years) in the amount of the outstanding balance of the acquisition line of credit on September 27, 2000.

     Subsequent to the acquisition, R.C. Dudek & Company, Inc.'s name was changed to Arconix/USA, Inc. This entity, along with the Company's U.K. and Singapore distribution operations, were folded into Arconix Group, Inc., a newly-created entity. Arconix Group, Inc. will serve as the umbrella entity for all of the Company's operations in the distribution segment beginning in 2000.

     (b) Financial Information About Industry Segments.

     The answer to this Item is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements "Financial Reporting for Segments of the Registrant" on page 20 of the Registrant's 1999 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K Report.

     (c) Narrative Description of Business.

     The Registrant is the world's leading manufacturer of self-clinching fasteners used by the computer, data communications, telecommunications, general electronics, automotive and avionics industries. PEM(R) self-clinching fasteners, which accounted for approximately 82% of the Registrant's sales in 1999, were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal or plastic. Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment and certain automobile parts, such as air bags and windshield wipers. The Registrant's Arconix Group, Inc. subsidiary, which commenced operations on September 30, 1999, distributes fasteners and other components utilized by Original Equipment Manufacturers ("OEMs") and provides comprehensive logistical and inventory management services. The Registrant's Pittman(R) division manufacturers high performance permanent magnet dc motors used in electronics, medical and manufacturing applications.

     The Registrant's fasteners are primarily used by sheet metal fabricators which utilize the Registrant's fasteners to produce sub-assemblies for OEMs. Both OEMs and their subcontractors seek fastening solutions which provide lower total installed cost and are highly reliable, thereby lowering production and service costs. The Registrant's application engineers and independent distributors continually work in close collaboration with OEMs and their subcontractors to determine appropriate fastener applications, which often results in OEMs specifying the Registrant's fasteners. Self-clinching fasteners generally compete against loose hardware, such as nuts and bolts. The Registrant's fasteners typically sell at a premium to loose hardware. However, the Registrant's fasteners generally result in lower overall manufacturing costs for the end user.

     The Registrant also manufactures and sells manual and automated presses for fastener installation under the PEMSERTER trademark. The rapid and accurate installation provided by

PEMSERTER presses, together with the Registrant's broad range of fastener products, provides the Registrant's customers with a complete fastening system.

     The Registrant's Pittman division produces high-quality, high-performance, permanent magnet dc motors used in light-weight precision applications such as archival storage, printing, copying, robotics and medical diagnostic equipment and centrifuges. Pittman's broad range of products are typically adapted to the specific requirements of individual customers.

     The manufacture and sale of (i) self-clinching and broaching fasteners and inserts for plastics, and (ii) dc motors were the Registrant's only material lines of business in 1999. The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 1997, 1998 and 1999:

                                        Percentage of Total Sales
                                        -------------------------
      Year Ended                                          Electric
      December 31,                      Fasteners          Motors
      ------------                      ---------          ------
          1997                              81%              19%
          1998                              82%              18%
          1999                              82%              18%

     The Registrant's fastener products are sold through a worldwide network of approximately 45 authorized distributors located in 36 countries including the Company's own subsidiaries in Oxnard, California, Singapore, and England. On September 30, 1999, the Registrant acquired all of the issued and outstanding capital stock and certain real property, including offices and warehouse facilities, of R.C. Dudek & Company, Inc. and established a distribution business in California. Many of the independent distributors and engineering representative organizations have been affiliated with the Registrant for more than 20 years. The Registrant's independent distributors, which maintain their own inventories of the Registrant's products, typically sell other complementary industrial components. The Registrant's return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. The Registrant's engineers work in collaboration with individual manufacturers early in the design process to engineer fastening solutions that often result in the specification of PEM fasteners in new products. The Registrant supplies its customers and distributors through warehouses in Oxnard, California, Doncaster, England and Singapore, in addition to maintaining an inventory at its Danboro, Pennsylvania facility.

     Domestic and European sales of Pittman motors are through independent sales representatives.

     During the year ended December 31, 1999, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of the Registrant in the market for self-clinching, broaching and insert fasteners. The Registrant believes that it has maintained its market share during 1999.

Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching and insert fasteners.

     The Registrant also believes its Pittman division maintained its competitive position in the dc motor market in 1999.

     Among the Registrant's principal customers for its fasteners and PEMSERTERS(R) presses are manufacturers of business machines, personal computers and computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors and other fabricated metal products. The principal customers for the dc motors and servomotors are manufacturers of mass data storage units, automated production equipment, instruments, computer peripherals, business machines and medical equipment. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. However, sales of fasteners to one of the Registrant's authorized distributors totaled approximately $19,827,000 for the year ended December 13, 1997, $22,885,000 for the year ended December 31, 1998 and $25,354,000 for the year ended December 31, 1999, or approximately 12%, 13% and 13%, respectively, of the Registrant's consolidated net sales during such years.

     As of December 31, 1999, the Registrant had an order backlog of $68,467,000 compared with $45,105,000 as of December 31, 1998. The Registrant estimates that substantially all of its backlog as of December 31, 1999 will be shipped during its fiscal year ending December 31, 2000.

     The raw materials used by the Registrant are generally available in adequate supply.

     The Registrant holds a number of patents and trademarks, and has patent applications pending in the United States and various foreign countries. Management believes, however, that the Registrant's business is not materially dependent on any patent or group of patents. The principal trademarks of the Registrant are registered in the United States and various foreign countries.

     Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 1997, 1998 and 1999 were approximately $2,944,000, $3,410,000, and $4,727,000, respectively.

     The Registrant believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

     As of December 31, 1999, 1,489 persons were employed by the Registrant, 66 more than were employed as of December 31, 1998. None of the Registrant's personnel are governed by collective bargaining agreements. The Registrant believes that its labor rates are comparable to those of its competitors and that the Registrant's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The answer to this Item is incorporated by reference to Note 12 "Financial Reporting for Segments of the Company" on page 20 of the Registrant's 1999 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K. Also, all foreign sales except for those of PEM International, Ltd. and PEM International (Singapore) Pte Ltd. are sold F.O.B., the Registrant's factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through the Registrant's wholly owned subsidiary, PEM International, Ltd., and are denominated in pounds sterling, U.S. dollars and Euros. Sales in the Pacific Rim are made through the Registrant's wholly owned subsidiary, PEM International (Singapore) Pte Ltd., and are denominated in Singapore dollars. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

Item 2. Properties.

     As of December 31, 1999, the Registrant's principal plants and offices, all of which (other than the Singapore office) were owned by the Registrant, were as follows:


     Location                Size of Facility                 Use of Facility
     --------                ----------------                 ---------------
Danboro, Pennsylvania        230,000 sq. ft building          Executive offices and
                               on 106.9 acres                   manufacture of fasteners

Winston-Salem,               120,000 sq. ft. building         Manufacture of components
  North Carolina               on 16.3 acres                    for fasteners

Suffolk, Virginia            50,000 sq. ft. building          Manufacture of components
                               on 17.2 acres                    for fasteners

Harleysville,                58,000 sq. ft. building          Manufacture of dc motors
  Pennsylvania                 on 6 acres

Oxnard, California           30,600 sq. ft. building          Office and warehouse for
                               on 2.15 acres                    the distribution of fasteners
                                                                and related components

     The Registrant carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which are deemed adequate.

Item 3. Legal Proceedings.

     The answer to this Item is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements "Commitments & Contingencies" on pages 19 and 20 of the Registrant's 1999 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

     Executive Officers of the Registrant

     Certain information about the executive officers of the Registrant is as follows:

        Name                 Age          Position Held With the Registrant
        ----                 ---          ---------------------------------

Kenneth A. Swanstrom         60           Chairman of the Board and
                                          Chief Executive Officer

Martin Bidart                63           President and Chief Operating Officer

Raymond L. Bievenour         56           Vice President - Sales/Marketing

Victor E. Carlson            61           Vice President and General
                                          Manager - Arconix Group, Inc.

Kent R. Fretz                62           Vice President and General
                                          Manager - Pittman division

Mark W. Simon                61           Vice President - Finance, Chief
                                          Financial Officer, and Corporate
                                          Secretary

Royce C. Sturdevant          39           Vice President - Quality

Francis P. Wilson            60           Vice President - Operations

     All of the executive officers of the Registrant have been principally employed as officers or employees of the Registrant for more than the past five years, except for Messrs. Wilson, Carlson and Sturdevant. Mr. Wilson was hired on June 23, 1997. From 1993 until he joined the Registrant, Mr. Wilson was Director of Engineering for the International Division of Emhart Fastening Technologies, a subsidiary of Black & Decker. Mr. Carlson was hired on September 30,

1999, and had served as President of R.C. Dudek & Company, Inc., prior to its acquisition by the Registrant. Mr. Sturdevant was hired on August 2, 1999 and has an extensive background in quality control with several major multinational companies.

     The executive officers of the Registrant are elected each year at the Organization Meeting of the Board of Directors of the Registrant, which is held following the Annual Meeting of Stockholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Registrant's Common Stock (non-voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNN." The Registrant's Class A Common Stock (voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNNA." As of March 15, 2000, there were 508 holders of record of the Registrant's Common Stock and 394 holders of record of the Registrant's Class A Common Stock. Additional information with respect to this Item 5 is incorporated by reference to page 7 of the Registrant's 1999 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 6. Selected Financial Data.

     The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 1 of the Registrant's 1999 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The answer to this Item is incorporated by reference to pages 2 through 6 of the Registrant's 1999 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The Registrant's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Registrant manages its exposures to changes in foreign currency exchange rates on certain firm sales commitments and anticipated, but not yet committed sales, by entering into foreign currency forward contracts and foreign currency option contracts, respectively. The Registrant's risk management objective is to reduce its exposure to the effect of changes in exchange rates on sales revenue over quarterly time horizons. To a certain extent, foreign currency rate movements also affect the Registrant's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. The Registrant's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk, and not for speculative investments.

     Annually, financial officers approve the Registrant's outlook for expected currency exchange rate movements, as well as the policy on desired future foreign currency cash flow positions (i.e. long, short, balanced) for those currencies where there is significant activity. Financial officers receive reports on open foreign currency hedges on a regular basis. Expected future cash flow positions and strategies are continuously monitored. Foreign exchange management practices, including the use of derivative financial instruments, are reviewed with the Audit Committee of the Registrant's Board of Directors at least annually.

     Considering both the anticipated cash flows from firm sales commitments plus anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected 2000 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of the budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect that this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effect shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others strengthen.

     The Registrant's bank loans expose earnings to changes in short-term interest rates, since the interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair value of the Registrant's banks loans are not significantly affected by changes in market interest rates. The change in fair value of the Registrant's long-term debt resulting from a hypothetical 10% change in interest rates is not material.

Item 8. Financial Statements and Supplementary Data.

     The answer to this Item is incorporated by reference to pages 7 through 21 of the Registrant's 1999 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report, and the schedules included herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors is incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1999. Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K report.

Item 11. Executive Compensation.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1999.

Item 13. Certain Relationships and Related Transactions.

     Information concerning this item is incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statements and Schedules and Reports on Form 8-K.

     (a) Financial Statements, Financial Schedules and Exhibits Filed.

         1. Consolidated Financial Statements.

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:

                                                                           Page
                                                                           ----

     Consolidated Balance Sheets at December 31, 1999 and 1998.              8*

     Statements of Consolidated Income                                       9*
     for the years ended December 31, 1999, 1998 and 1997.

     Statements of Changes in Consolidated Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997.                  10*

     Statements of Consolidated Cash Flows for the years                    11*
     ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.                         12-21*

     Independent Auditors' Report.                                          22*

-------------------

* Refers to the respective page of the Registrant's 1999 Annual Report to Stockholders, which is filed as Exhibit (13) to this Form 10-K Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         2. Financial Schedules.

            None.

         3. Exhibits.

            Reference is made to the Exhibit Index on page 15 of this Form 10-K.

     (b) Reports on Form 8-K.

         The Registrant filed with the Securities and Exchange Commission on October 15, 1999 a Form 8-K Current Report dated September 30, 1999, as amended December 13, 1999, to report under Item 2 that it had acquired all of the issued and outstanding capital stock of R.C. Dudek & Company, Inc. in consideration for the payment of cash of approximately $34,000,000 and the assumption of approximately $3,500,000 of liabilities. The Registrant also acquired certain real property owned by the shareholders of R.C. Dudek & Company, Inc., used in the operation of the business, for cash of $2,200,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PENN ENGINEERING &
                                       MANUFACTURING CORP.

Date: March 30, 2000                   By: /s/ Kenneth A. Swanstrom
                                           ------------------------------------
                                           Kenneth A. Swanstrom,
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                          DATE
        ---------                           -----                          ----
/s/ Kenneth A. Swanstrom            Chairman of the Board,            March 30, 2000
-----------------------------       Chief Executive Officer,
Kenneth A. Swanstrom                and Director (Principal
                                    Executive Officer)


/s/ Martin Bidart                   President, Chief Operating        March 30, 2000
-----------------------------       Officer, and Director
Martin Bidart


/s/ Mark W. Simon                   V.P. Finance, Corporate           March 30, 2000
-----------------------------       Secretary, and Director
Mark W. Simon                       (Principal Financial
                                    and Accounting Officer)


/s/ Willard S. Boothby, Jr.         Director                          March 30, 2000
-----------------------------
Willard S. Boothby, Jr.


/s/ Lewis W. Hull                   Director                          March 30, 2000
-----------------------------
Lewis W. Hull


/s/ Thomas M. Hyndman, Jr.          Director                          March 30, 2000
-----------------------------
Thomas M. Hyndman, Jr.


/s/ Maurice D. Oaks                 Director                          March 30, 2000
-----------------------------
Maurice D. Oaks


/s/ Charles R. Smith                Director                          March 30, 2000
-----------------------------
Charles R. Smith

/s/ Daryl L. Swanstrom              Director                          March 30, 2000
-----------------------------
Daryl L. Swanstrom

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

(10)(i) Right of First Refusal dated as of September 5, 1986 between the Registrant and Lawrence W. Swanstrom and Daryl L. Swanstrom. (Incorporated by reference to Exhibit A to the Registrant's Form 8-K Current Report dated September 5, 1986, the date of the earliest event reported.)

(10)(ii) 1996 Equity Incentive Plan. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-20101 filed with the Securities and Exchange Commission on January 21, 1997.)

(10)(iii) 1996 Employee Stock Purchase Plan. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-13073 filed with the Securities and Exchange Commission on September 30, 1996.)

(10)(iv) 1998 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333- 92907 filed with the Securities and Exchange Commission on December 16, 1999.)

(10)(v) 1999 Employee Stock Option Plan. (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-92903 filed with the Securities and Exchange Commission on December 16, 1999.)

(10)(vi) Stock Purchase Agreement among Penn Engineering & Manufacturing Corp. and Harriet Dudek, now known as Harriet Serven, Trustee of Trust B Under Will of Richard C. Dudek, Deceased, Victor E. Carlson, Sara E. Carlson, John S. Perell, Elizabeth C. Perell and Martha Gail Anderson dated September 16, 1999. (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K Current Report dated September 30, 1999.)

(10)(vii) Agreement of Sale for 800 Del Norte Boulevard, Oxnard, California, dated as of September 30, 1999 between Victor E. Carlson, Sara E. Carlson, John S. Perell, Elizabeth C. Perell, Harriet Dudek, now known as Harriet Serven, Trustee Under Will of Richard C. Dudek, Deceased, as Seller, and Penn Engineering & Manufacturing Corp., as Buyer. (Incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K Current Report dated September 30, 1999.)

(10)(viii) Loan Agreement dated as of September 28, 1999 between Penn Engineering & Manufacturing Corp. and First Union National Bank. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Current Report dated September 30, 1999.)

(13) 1999 Annual Report to Stockholders. (Only those pages expressly incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14 of this Form 10-K report.)

(21)           Subsidiaries of the Registrant.

(23)           Independent Auditor's Consent.

(27)           Financial Data Schedule (Electronic Filing Only).