Form 10-Q
period 2000-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2000-05-12
CIK 77106

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 2000

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 1,675,082 shares of Class A common stock, $.01 par value, and 6,897,957 shares of common stock, $.01 par value, outstanding on May 12, 2000.


                 PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                  PENN ENGINEERING & MANUFACTURING CORP.
                  CONDENSED CONSOLIDATED BALANCE SSHEETS


  (Dollars in thousands)
                               ASSETS
                                   (Unaudited)
                                  March 31, 2000     December 31, 1999
                                ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents         $ 7,988             $ 4,231
   Short-term investments              6,910               9,538
   Accounts receivable-net            43,778              37,622
   Inventories                        39,736              43,292
   Prepaid expenses                    4,268               2,051
                                     -------             -------
     Total current assets            102,680              96,734
                                     -------             -------

PROPERTY
   Property, plant & equipment       142,509             140,592
   Less accumulated depreciation      62,927              60,742
                                     -------             -------
     Property - net                   79,582              79,850
                                     -------             -------

GOODWILL                              21,190              21,460
                                     -------             -------

OTHER ASSETS                           3,350               3,500
                                     -------             -------
      TOTAL                         $206,802            $201,544
                                    ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade          $10,190              $9,622
   Lines of credit                     8,582               5,850
   Dividends payable                   1,027                   0
   Accrued expenses:
    Pension & profit sharing           2,014                 984
    Payroll & commissions              5,385               3,613
    Other                              3,046               2,175
                                     -------             -------
    Total current liabilities         30,244              22,244
                                     -------             -------

ACCRUED PENSION COST                   6,518               6,518
                                     -------             -------
DEFERRED INCOME TAXES                  5,223               4,902
                                     -------             -------
LONG-TERM DEBT                         7,500              15,000
                                     -------             -------
STOCKHOLDERS' EQUITY
   Common stock                           72                  72
   Class A common stock                   18                  18
   Additional paid-in capital         37,056              37,056
   Retained earnings                 126,953             122,335
   Accumulated other comprehensive
     loss                             (1,346)             (1,165)
   Treasury stock                     (5,436)             (5,436)
                                     -------             -------
     Total stockholders' equity      157,317             152,880
                                     -------             -------
      TOTAL                         $206,802            $201,544
                                    ========            ========

See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
              STATEMENTS OF CONDENSED CONSOLIDATED INCOME
 (Dollars in thousands except per share amounts)
                                         THREE MONTHS ENDED
                               -----------------------------------
                                           (Unaudited)
                               March 31, 2000       March 31, 1999
                               --------------       --------------
Net Sales                           $65,137             $46,000
Cost of Products Sold                44,060              31,512
                                     ------              ------
Gross Profit                         21,077              14,488
Selling Expenses                      6,540               4,934
General and Administrative Expenses   5,726               3,769
                                     ------              ------
Operating Profit                      8,811               5,785
                                     ------              ------
Other Income (Expense):
 Interest income                        134                 375
 Interest expense                      (422)
 Other, net                              97                 (65)
                                     ------              ------
Total Other Income (Expense)           (191)                310
                                     ------              ------
Income Before Income Taxes            8,620               6,095
Provision for Income Taxes            2,975               2,039
                                     ------              ------
Net Income                           $5,645              $4,056
                                     ======              ======

PER SHARE DATA:
  Basic earnings                      $0.66               $0.47
                                      =====               =====
  Diluted earnings                    $0.66               $0.47
                                      =====               =====
  Cash dividends declared             $0.12               $0.12
                                      =====               =====
See Notes to Condensed Consolidated Financial Statements

                   PENN ENGINEERING & MANUFACTURING CORP.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
 (Dollars in thousands)
                                               THREE MONTHS ENDED
                                      ---------------------------------
                                       March 31, 2000    March 31, 1999
                                        (Unaudited)       (Unaudited)
                                      ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $5,645            $4,056
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                               2,240             2,075
  Amortization                                 270
  Loss (gain) on disposal of property           20              (175)
  Changes in assets and liabilities:
   Increase in receivables                  (6,227)           (2,204)
   Decrease (increase) in inventories        3,433            (1,887)
   Increase in prepaid expenses             (2,237)             (336)
   Decrease (increase) in other assets         150              (100)
   Increase in accounts payable                569               646
   Increase in accrued expenses              3,679             2,691
   Increase in deferred income taxes -
     noncurrent                                321               207
                                             -----             -----
     Net cash provided by operating
        activities                           7,863             4,973
                                             -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                       (2,065)           (1,397)
   Additions to held-to-maturity
     investments                                 0           (11,092)
   Proceeds from disposal of held-to-
     maturity investments                    2,609             7,943
   Proceeds from disposal of property           46               215
                                             -----             -----
     Net cash provided by (used in)
        investing activities                   590            (4,331)
                                             -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                 2,732                 0
   Net long-term repayments                 (7,500)                0
   Issuance of common stock                      0                 2
                                             -----             -----
     Net cash (used in) provided by
        financing activities                (4,768)                2
                                             -----             -----
  Effect of exchange rate changes on cash       72               (41)
                                             -----             -----
  Net increase in cash and cash equivalents  3,757               603
  Cash and cash equivalents at
    beginning of period                      4,231            13,103
                                            ------            ------
  Cash and cash equivalents at end of
    period                                 $ 7,988           $13,706
                                           =======           =======


See Notes to Condensed Consolidated Financial Statements


                   PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000


Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1999. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at March 31, 2000 and 1999 and the consolidated statements of income and cash flows for the three-month periods then ended. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

  Inventories are as follows: (Dollars in thousands)
                                   (Unaudited)
                                 March 31, 2000         December 31, 1999
                                 --------------         -----------------
      Raw material                   $5,939                   $5,472
      Tooling                         3,618                    3,529
      Work-in-process                12,342                   12,463
      Finished goods                 17,837                   21,828
                                     ------                   ------
        TOTAL                       $39,736                  $43,292
                                    =======                  =======

  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $9,800,000 and $9,562,000 higher than reported at March 31, 2000 and December 31, 1999, respectively, and net income would have been $156,000 and $67,000 higher than reported for the three months ended March 31, 2000 and 1999, respectively. Included in other assets is long-term tooling inventory totaling $3,350,000 and $3,500,000 at March 31, 2000 and December 31, 1999, respectively.

Note 3. Lines of Credit
-----------------------
  As of March 31, 2000, the Company has three unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities. The first line-of-credit facility permits maximum borrowings of $15,000,000, due on demand. At March 31, 2000, $2,078,000, bearing interest at 6.62%, was outstanding on this facility. The availability of funds under this facility is periodically reviewed by the bank. The second line-of-credit facility permits borrowings of up to $10,000,000 and expires on September 27, 2000 unless extended by the bank. At March 31, 2000, $6,504,000, bearing interest at 6.63%, was outstanding on this facility. In addition to the above short-term lines of credit, the Company has an unsecured line of credit with a bank that permits borrowings of up to $30,000,000 to finance acquisitions. At March 31, 2000, $7,500,000, bearing interest at 6.44%, was outstanding on this facility. The Company has a choice of a three year revolving term for the acquisition line of credit or, on September 27, 2000 the acquisition line of credit can be terminated and transferred to a term loan to be repaid over periods ranging from three to seven years. As such, the line of credit has been classified as long-term debt at March 31, 2000. The acquisition line of credit requires the Company to comply with certain financial covenants. At March 31, 2000 the Company was in compliance with all financial covenants.

                  PENN ENGINEERING & MANUFACTURING CORP.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               March 31, 2000

Note 4. Comprehensive Income
----------------------------
  Total comprehensive income amounted to $5,464,000 and $3,468,000 for the three months ended March 31, 2000 and 1999, respectively.

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

Note 6. Segment Information
---------------------------
    (Dollars in thousands)
                                 THREE MONTHS ENDED     THREE MONTHS ENDED
                                   March 31, 2000         March 31, 1999
                                   --------------         --------------
                                 Fasteners  Motors      Fasteners  Motors
                                 ---------  ------      ---------  ------
Revenue from external customers   $54,931   $10,206      $38,055   $7,945
Operating profit                    7,838       973        5,191      594
Segment assets                    190,045    16,757      156,908   14,820

A reconciliation of combined operating profit for the fastener and motor segments to consolidated income before income taxes is as follows:
                                             THREE MONTHS ENDED
                                      March 31, 2000       March 31, 1999
                                      --------------       --------------
Total profit for reportable segments      $8,811               $5,785
Other income (expense)                      (191)                 310
                                           -----                -----
Income before income taxes                $8,620               $6,095
                                          ======               ======

                  PENN ENGINEERING & MANUFACTURING CORP.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               March 31, 2000

Note 7. Earnings Per Share Data
-------------------------------
  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.
                                             THREE MONTHS ENDED
                                      March 31, 2000       March 31, 1999
                                      --------------       --------------
    (In Thousands, except per share data)
Basic:
Net income                                $5,645               $4,056
Average shares outstanding                 8,562                8,633
                                           -----                -----
Basic EPS                                  $0.66                $0.47
                                           =====                =====
Diluted:
Net income                                $5,645               $4,056
                                          ======               ======
Average shares outstanding                 8,562                8,633
Net effect of dilutive stock options-
  based on treasury stock method              34                   11
                                           -----                -----
Totals                                     8,596                8,644
                                           =====                =====
Diluted EPS                                $0.66                $0.47
                                           =====                =====
Note 8. Reclassifications
-------------------------
  Certain reclassifications have been made to prior year amounts and balances to conform with the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                               March 31, 2000

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION

Quarter Ended March 31, 2000 vs. Quarter Ended March 31, 1999
-------------------------------------------------------------
  Consolidated net sales for the quarter ended March 31, 2000 were $65.1 million, versus $46.0 million for the quarter ended March 31, 1999, a 41.5% increase. Net sales to customers outside the United States for the quarter ended March 31, 2000 were $16.8 million, versus $16.0 million for the quarter ended March 31, 1999, a 5.0% increase. Net sales for the fastener operation for the quarter ended March 31, 2000 were $54.9 million, versus $38.1 million for the quarter ended March 31, 1999, a 44.1% increase. Companies acquired during the second and third quarters of 1999 contributed $4.6 million, or 27.4%, of this increase. The remainder of the increase is directly related to the strong equipment requirements demand for the telecom, datacom, and communciations markets plus the associated computing equipment required to support this growth. Motor net sales were $10.2 million for the quarter ended March 31, 2000, versus $7.9 million recorded for the quarter ended March 31, 1999, an 29.1% increase.
  The number of fastener units sold to the Company's global OEM direct customers and its independent distribution network increased approximately 29.0% in the first quarter of 2000 compared to the first quarter of 1999. The number of fastener units sold within North America increased approximately 51.0% in the first quarter of 2000 compared to the first quarter of 1999, and represented approximately 73.3% of total fasteners sold in the first quarter of 2000. This increase in the North America market was a result of strong demand from the communications sector. The number of fastener units sold into Europe increased approximately 2.2% in the first quarter of 2000 compared to the first quarter of 1999 and represented approximately 21.6% of total fasteners sold in the first quarter of 2000. The European market remains strong however currency exchange rates and high interest rates have limited growth. The number of fastener units sold into the Asia-Pacific region decreased approximately 35.5% in the first quarter of 2000 compared to the first quarter of 1999. Sales into the Asia-Pacific region were unusually high during the first quarter of 1999 due to anticipated demand for personal computer upgrades due to Y2K concerns. The average selling price for all fasteners sold increased approximately 10.3% from the first quarter of 1999 to the first quarter of 2000. Fastener product mix in the first quarter of 1999 was heavier in the lower priced studs and steel nut product lines while the first quarter of 2000 saw a shift towards higher priced panel fasteners and standoffs.
  The number of motors sold increased 28.4% in the first quarter of 2000 compared to the first quarter of 1999. Increased demand from the data storage and semiconductor equipment manufacturers contributed to the increase. The average selling price of all motors sold remained the same from the first quarter of 1999 to the first quarter of 2000.
  Consolidated gross profit for the first quarter of 2000 was $21.1 million, versus $14.5 million for the first quarter of 1999. Fastener gross profit increased 45.7% in the first quarter of 2000 compared to the first quarter of 1999 while motor gross profit increased 44.2%. Both segments benefited from increased volume which resulted in lower costs per unit.
  Consolidated selling, general, and administrative expenses ("SG&A") for the first quarter of 2000 were $12.3 million (18.8% of net sales), versus $8.7 million (18.9% of net sales) for the first quarter of 1999. SG&A in the first quarter of 2000 included $272,000 of goodwill amortization related to 1999 acquisitions.
  Consolidated net income for the first quarter of 2000 was $5.6 million, versus $4.1 million for the first quarter of 1999. The Company incurred $422,000 of interest expense in the first quarter of 2000 related to loans outstanding to finance 1999 acquisitions.

                    PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 2000

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
  Net cash provided by operations totaled $7.9 million for the three months ended March 31, 2000 as compared to $5.0 million in the comparable period of 1999. Funds from operations were sufficient for capital expenditures and to repay a portion of the Company's long-term debt. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------
  There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 1999.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------
  Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.

Item 2. Changes in Securities
-----------------------------
  Not Applicable.

Item 3. Default upon Senior Securities
--------------------------------------
  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  Not Applicable.

Item 5. Other Information
-------------------------
  a.) Acquisition
      On April 11, 2000, the Company acquired the outstanding capital stock of Atlas Engineering, Inc., of Tallmadge, Ohio for $3,000,000.

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



                                 PENN ENGINEERING & MANUFACTURING CORP.


Dated: May 12, 2000             By: /s/ Kenneth A. Swanstrom
                                    -----------------------------
                                     Kenneth A. Swanstrom
                                     Chairman/CEO

Dated: May 12, 2000             By: /s/ Mark W. Simon
                                    -----------------------------
                                     Mark W. Simon
                                     Vice-President - Finance