Form 10-Q
period 2000-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2000-08-14
CIK 77106

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 2000

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 1,675,082 shares of Class A common stock, $.01 par value, and 6,902,565 shares of common stock, $.01 par value, outstanding on August 11, 2000.


                 PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                  PENN ENGINEERING & MANUFACTURING CORP.
                  CONDENSED CONSOLIDATED BALANCE SSHEETS


(Dollars in thousands)
                               ASSETS
                                   (Unaudited)
                                    June 30, 2000   December 31, 1999
                                   --------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents             $3,771              $4,231
   Short-term investments                 5,443               9,538
   Accounts receivable-net               41,962              37,622
   Inventories                           38,706              43,292
   Prepaid expenses                       4,311               2,051
   Deferred income taxes                  1,068                   0
                                         ------              ------
     Total current assets                95,261              96,734
                                        -------             -------

PROPERTY
   Property, plant & equipment          145,703             140,592
   Less accumulated depreciation         65,061              60,742
                                        -------             -------
     Property - net                      80,642              79,850
                                        -------             -------
GOODWILL - net                           20,612              21,460
                                        -------             -------
OTHER ASSETS                              3,350               3,500
                                        -------             -------
      TOTAL                            $199,865            $201,544
                                        =======             =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                     $10,547              $9,622
   Lines of credit                        1,852               5,850
   Dividends payable                      1,029                   0
   Accrued expenses:
    Pension & profit sharing              2,664                 984
    Payroll & commissions                 6,574               3,613
    Other                                 4,382               2,175
                                         ------              ------
    Total current liabilities            27,048              22,244
                                         ------              ------

ACCRUED PENSION COST                      5,096               6,518
                                         ------              ------
DEFERRED INCOME TAXES                     5,006               4,902
                                         ------              ------
LONG-TERM DEBT                                0              15,000
                                         ------              ------
STOCKHOLDERS' EQUITY
   Common stock                              72                  72
   Class A common stock                      18                  18
   Additional paid-in capital            37,328              37,056
   Retained earnings                    132,155             122,335
   Accumulated other comprehensive
     loss                                (1,422)             (1,165)
   Treasury stock                        (5,436)             (5,436)
                                        -------             -------
     Total stockholders' equity         162,715             152,880
                                        -------             -------
      TOTAL                            $199,865            $201,544
                                        =======             =======

See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME
                             (Unaudited)
(Dollars in thousands except per share amounts)
                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  ------------------------------      ------------------------------
                                  June 30, 2000    June 30, 1999      June 30, 2000    June 30, 1999
                                  -------------    -------------      -------------    -------------
Net Sales                             $64,651          $47,037           $129,788          $93,037
Cost Of Products Sold                  42,138           32,068             86,198           63,580
                                       ------           ------             ------           ------
Gross Profit                           22,513           14,969             43,590           29,457

Selling Expenses                        7,032            4,848             13,572            9,781
General & Administrative Expenses       6,111            3,905             11,837            7,675
                                       ------           ------             ------           ------
Operating Profit                        9,370            6,216             18,181           12,001
                                       ------           ------             ------           ------
Other Income (Expense):
 Interest income                          144              351                278              726
 Interest expense                        (207)               0               (629)               0
 Other, net                               277             (139)               374             (204)
                                       ------           ------             ------          -------
Total Other Income                        214              212                 23              522
                                       ------           ------             ------          -------
Income Before Income Taxes              9,584            6,428             18,204           12,523
Provision For Income Taxes              3,353            2,163              6,328            4,202
                                       ------           ------             ------           ------
Net Income                             $6,231           $4,265            $11,876           $8,321
                                        =====            =====              =====            =====

PER SHARE DATA:
 Basic earnings                         $0.73            $0.49              $1.39            $0.96
                                         ====             ====               ====             ====
 Diluted earnings                       $0.72            $0.49              $1.38            $0.96
                                         ====             ====               ====             ====
 Cash dividends declared                $0.12            $0.12              $0.24            $0.24
                                         ====             ====               ====             ====

See Notes to Condensed Consolidated Financial Statements

                   PENN ENGINEERING & MANUFACTURING CORP.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                               (Unaudited)
(Dollars in thousands)
                                               SIX MONTHS ENDED
                                       --------------------------------
                                       June 30, 2000      June 30, 1999
                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $11,876             $8,321
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                4,526              4,165
  Amortization                                  519                  0
  Loss (gain) on disposal of property            12               (174)
  Changes in assets and liabilities:
   Increase in receivables                   (3,777)            (3,451)
   Decrease (increase) in inventories         4,742             (1,263)
   (Increase) decrease in prepaid expenses   (2,251)               190
   Decrease (increase) in other assets          150               (100)
   Increase in accounts payable                 654                877
   Increase in accrued expenses               6,837              3,754
   Decrease in accrued pension cost          (1,422)                 0
   Increase (decrease) in deferred
     income taxes                               105               (333)
                                             ------             ------
     Net cash provided by operating
        activities                           21,971             11,986
                                             ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                        (4,446)            (6,819)
   Acquisition of business (net of cash)     (3,019)            (1,694)
   Adjustment of prior year acquisition
     purchase price                           1,228                  0
   Additions to held-to-maturity
     investments                                  0            (14,475)
   Proceeds from disposal of held-to-
     maturity investments                     4,064              8,522
   Proceeds from disposal of property            70                215
                                             ------             ------
     Net cash used in investing activities   (2,103)           (14,251)
                                             ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term repayments                 (3,998)                 0
   Net long-term repayments                 (15,653)                 0
   Dividends paid                            (1,027)            (1,036)
   Issuance of common stock                     272                226
                                             ------             ------
     Net cash used in financing activities  (20,406)              (810)
                                             ------             ------
  Effect of exchange rate changes on cash        78                 (7)
                                             ------             ------
  Net (decrease) increase in cash and
    cash equivalents                           (460)            (3,082)
  Cash and cash equivalents at
    beginning of year                         4,231             13,103
                                             ------             ------
  Cash and cash equivalents at end of
    period                                   $3,771            $10,021
                                             ======             ======


See Notes to Condensed Consolidated Financial Statements


                   PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000


Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1999. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at June 30, 2000 and 1999 and the consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

  Inventories are as follows: (Dollars in thousands)
                                   (Unaudited)
                                 June 30, 2000        December 31, 1999
                                 -------------        -----------------
      Raw material                   $6,058                  $5,472
      Tooling                         3,566                   3,529
      Work-in-process                12,341                  12,463
      Finished goods                 16,741                  21,828
                                     ------                  ------
        TOTAL                       $38,706                 $43,292
                                     ======                  ======
  If the FIFO method of inventory valuation had been used for all inventories by the Company, inventories would have been $10,189,000 and $9,562,000 higher than reported at June 30, 2000 and December 31, 1999, respectively, and net income would have been $409,000 and $133,000 higher than reported for the six months ended June 30, 2000 and 1999, respectively. Included in other assets is long-term tooling inventory totaling $3,350,000 and $3,500,000 at June 30, 2000 and December 31, 1999, respectively.

Note 3. Lines of Credit
-----------------------
  As of June 30, 2000, the Company had three unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities. The first line-of-credit facility permits maximum borrowings of $15,000,000, due on demand. There were no amounts outstanding under the $15,000,000 line of credit facility as of June 30, 2000. The availability of funds under this facility is periodically reviewed by the bank. The second line-of-credit facility permits borrowings of up to $10,000,000 and expires on September 27, 2000 unless extended by the bank. At June 30, 2000, $1,232,000, bearing interest at 7.14%, was outstanding on this facility. In addition to the short-term lines of credit, the Company has an unsecured line of credit with a bank that permits borrowings of up to $30,000,000 to finance acquisitions. At June 30, 2000 there were no amounts outstanding under this facility. In addition, the Company assumed notes payable upon the purchase of Atlas Engineering, Inc. on April 10, 2000 (see
Note 6). The amount of notes payable outstanding as of June 30, 2000 was $620,000. This amount has been classified as short-term debt as of June 30, 2000 since it is the Company's intention to liquidate this debt by December 31, 2000.

                  PENN ENGINEERING & MANUFACTURING CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


Note 4. Comprehensive Income
----------------------------
  Total comprehensive income amounted to $6,155,000 and $4,442,000 for the three months ended June 30, 2000 and 1999, respectively and $11,619,000 and $7,909,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Note 6. Acquisition
-------------------
   On April 10, 2000, the Company acquired all of the issued and outstanding capital stock of Atlas Engineering, Inc. The acquisition will be accounted for using the purchase method. The purchase price of approximately $4.0 million consisted of cash, the assumption of certain liabilities, and acquisition related expenses. The results of the operations of Atlas Engineering, Inc. have been included in the accompanying consolidated statement of income since the acquisition date. The purchase price has been preliminarily allocated to; accounts receivable - $671,000, inventory - $322,000, property - $985,000, other current assets - $29,000, and goodwill and other intangible assets - $1,965,000. Goodwill and other intangible assets will be amortized using the straight-line method over a period of 20 years.

Note 7. Segment Information
---------------------------
   (Dollars in thousands)
                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                     June 30, 2000             June 30, 1999
                                     -------------             -------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers  $53,825  $10,826          $38,485   $8,552
Operating profit                    8,040    1,330            5,416      800

                                  SIX MONTHS ENDED          SIX MONTHS ENDED
                                   June 30, 2000             June 30, 1999
                                   -------------             -------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers $108,757  $21,031          $76,540  $16,497
Operating profit                   15,878    2,303           10,607    1,394
Segment assets                    182,920   16,945          160,589   15,096

                  PENN ENGINEERING & MANUFACTURING CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

Note 8. Earnings Per Share Data
-------------------------------
  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      June 30                   June 30
                                      -------                   -------
                                    2000     1999             2000    1999
                                    ----     ----             ----    ----
(In thousands, except per share data)
Basic:
Net income                         $6,231   $4,265          $11,876  $8,321
Average shares outstanding          8,573    8,647            8,567   8,640
                                    -----    -----            -----   -----
Basic EPS                           $0.73    $0.49            $1.39   $0.96
                                    =====    =====            =====   =====

Diluted:
Net income                         $6,231   $4,265          $11,876  $8,321
                                    =====    =====           ======   =====
Average shares outstanding          8,573    8,647            8,567   8,640
Net effect of dilutive stock
 options - based on treasury
 stock method                         111       13               65      12
                                    -----    -----            -----   -----
Totals                              8,684    8,660            8,632   8,652
                                    =====    =====            =====   =====
Diluted EPS                         $0.72    $0.49            $1.38   $0.96
                                    =====    =====            =====   =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                              June 30, 2000

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION

Quarter Ended June 30, 2000 vs. Quarter Ended June 30, 1999
-----------------------------------------------------------
  Consolidated net sales for the quarter ended June 30, 2000 were $64.7 million, versus $47.0 million for the quarter ended June 30, 1999, a 37.7% increase. Net sales to customers outside the United States for the quarter ended June 30, 2000 were $16.1 million, versus $14.8 million for the quarter ended June 30, 1999, an 8.8% increase. Net sales for the fastener operation for the quarter ended June 30, 2000 were $53.8 million, versus
$38.5 million for the quarter ended June 30, 1999, a 39.7% increase. Approx-imately 48% of this increase in the fastener operation sales was due to the acquisition of R.C. Dudek & Co., Inc. (now called Arconix/USA) on September 30, 1999 and the acquisition of Atlas Engineering, Inc. on April 10, 2000. The remainder of the increase is directly related to the strong equipment require-ments demand for the telecom, datacomm, and communications markets. Motor net sales were $10.8 million for the quarter ended June 30, 2000, versus $8.5 million recorded for the quarter ended June 30, 1999, a 27.1% increase.
  The number of fastener units sold to the Company's global OEM direct customers and its independent distribution network increased approximately 27.6% in the second quarter of 2000 compared to the second quarter of 1999. The number of fastener units sold within North America increased approximately 38.1% in the second quarter of 2000 compared to the second quarter of 1999, and represented approximately 73.1% of total fasteners sold in the second quarter of 2000. This increase is attributable to continued strong demand from the communications sector. The number of fastener units sold into Europe increased approximately 14.3% in the second quarter of 2000 compared to the second quarter of 1999 and represented approximately 20.9% of total fasteners sold in the second quarter of 2000. The number of fastener units sold into the Asia-Pacific region decreased approximately 16.7% in the second quarter of 2000 compared to the second quarter of 1999. Sales into the Asia-Pacific region were still high in the second quarter of 1999 due to anticipated demand for personal computer upgrades due to Y2K concerns. The average selling price for fasteners sold increased approximately 6.2% from the second quarter of 1999 to the second quarter of 2000 due to a shift from lower priced studs and steel nuts to higher priced panel fasteners and standoffs. The number of motors sold increased 17.4% in the second quarter of 2000 compared to the second quarter of 1999 while the average selling price also increased 7.8%.
  Consolidated gross profit for the second quarter of 2000 was $22.5 million, versus $15.0 million for the second quarter of 1999, a 50.0% increase. Fastener gross profit increased 51.5% in the second quarter of 2000 compared to the second quarter of 1999 while motor gross profit increased 44.6%. Both segments benefited from increased volume which resulted in lower fixed costs per unit.
  Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 2000 were $13.1 million (20.3% of net sales), versus $8.8 million (18.6% of net sales) for the second quarter of 1999. Commission expense increased 47.2% from the second quarter of 1999 to the second quarter of 2000 due to the large increase in sales in the North America region. Also contributing to the SGA increase were increased legal and professional fees and increased technology related expenses due to recent acquisitions as well as goodwill amortization of $246,000.
  Consolidated net income for the second quarter of 2000 was $6.2 million, versus $4.3 million for the second quarter of 1999. The Company incurred $207,000 of interest expense in the second quarter of 2000 related to loans outstanding to finance 1999 acquisitions.

               PENN ENGINEERING & MANUFACTURING CORP.
                            June 30, 2000

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION

Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999
-----------------------------------------------------------------
  Consolidated net sales for the six months ended June 30, 2000 were $129.8 million, versus $93.0 million for the six months ended June 30, 1999, a 39.6% increase. Net sales to customers outside the United States for the six months ended June 30, 2000 were $32.9 million, versus $30.8 million for the six months ended June 30, 1999, an 6.8% increase. Net sales for the fastener operation for the six months ended June 30, 2000 were $108.8 million, versus $76.5 million for the six months ended June 30, 1999, a 42.2% increase. Strong sales growth in the communications market as well as the acquisition of R.C. Dudek & Co., Inc. on September 30, 1999 contributed to this increase. Motor sales were $21.0 million for the six months ended June 30, 2000, versus $16.5 million for the six months ended June 30, 1999, a 27.3% increase.
  The number of fastener units sold to the Company's global OEM direct customers and its independent distribution network increased approximately 28.3% in the first six months of 2000 compared to the first six months of 1999. The number of fastener units sold within North America increased approximately 44.3% in the first six months of 2000 compared to the first six months of 1999, and represented approximately 73.2% of total fasteners shipped in the first six months of 2000. This increase was a result of very strong demand for all types of wireless communication devices. The number of fastener units sold into Europe increased approximately 7.8% in the first six months of 2000 compared to the first six months of 1999 and represented approximately 21.2% of total fasteners sold in the first six months of 2000. The number of fastener units sold into the Asia-Pacific region decreased approximately 26.1% in the first six months of 2000 compared to the first six months of 1999 which was an unusally high period due to Y2K concerns. The average selling price of fasteners shipped in the first six months of 2000 increased approximately 8.2% from the first six months of 1999. This increase is a result of a shift in product mix towards higher priced panel fasteners and standoffs as well as the acquisition of R.C. Dudek & Co., Inc. and the Company's increased presence in the distribution segment of the market. The number of motors sold increased 22.6% in the first six months of 2000 compared to the first six months of 1999 and the average selling price increased 4.0% during the same period. Increased demand from the data storage and semiconductor equipment manufacturers contributed to the increase.
  Consolidated gross profit for the first six months of 2000 was $43.6 million, versus $29.5 million for the first six months of 1999, a 47.8% increase. Fastener gross profit increased 48.6% in the first six months of 2000 compared to the first six months of 1999 while motor gross profit increased 44.4% during the same period. Gross profit increases were the direct result of increased sales volume, cost containment, and productivity improvements.
  Consolidated SG&A expenses for the first six months of 2000 were $25.4 million (19.6% of net sales), versus $17.5 million (18.8% of net sales) for the first six months of 1999. Commission expenses increased 40.7% from the first six months of 1999 to the first six months of 2000 due to the increased sales volume in the North America region. SG&A in 2000 also includes goodwill amortization ($518,000) related to acquisitions made by the Company during the second half of 1999.
  Consolidated net income for the first six months of 2000 was $11.9 million, versus $8.3 million for the first six months of 1999. The Company incurred $629,000 of interest expense in the first six months of 2000 related to loans outstanding to finance 1999 acquisitions.

                    PENN ENGINEERING & MANUFACTURING CORP.
                                June 30, 2000

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
  Net cash provided by operations totaled $22.0 million for the six months ended June 30, 2000 as compared to $12.0 million in the comparable period of 1999. Funds from operations were sufficient to pay normal dividends, capital expenditures, and to repay a large portion of the Company's long-term debt. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

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

Item 2. Changes in Securities
-----------------------------
  Not Applicable.

Item 3. Default upon Senior Securities
--------------------------------------
  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  The Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting") on May 4, 2000. The matters voted upon at the Annual Meeting and the respective voting results were as follows:

  1. The election of three Class C Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2003 and until their successors are duly elected.

Name of Nominee                          For                 Withheld
---------------                          ---                 --------
Willard S. Boothby, Jr.               1,587,690                  551
Thomas M. Hyndman, Jr.                1,587,690                  551
Daryl L. Swanstrom                    1,587,690                  551

     The Directors whose term of office continued after the meeting were:
Class A Directors:
------------------
Maurice D. Oaks
Charles R. Smith
Martin Bidart

Class B Directors:
------------------
Kenneth A. Swanstrom
Lewis W. Hull
Mark W. Simon

  2. The election of Ernst & Young as auditors for the Company for its 2000 fiscal year.

                     For                Against            Abstain
                     ---                -------            -------
                  1,587,481                 0                 760

Item 5. Other Information
-------------------------
  Any stockholder who, in accordance with and subject to the provisions of Rule 14a-8 of the proxy rules of the SEC, wishes to submit a proposal for inclusion in the Company's proxy statement for its 2001 annual meeting of stockholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at 5190 Old Easton Road, P.O. Box 1000, Danboro, Pennsylvania 18916, not later than December 5, 2000.
  Pursuant to Section 6 of the Company's By-Laws, if a stockholder wishes to present at the Company's 2001 annual meeting of stockholders (i) a proposal relating to nominations for and election of directors or (ii) a proposal relating to a matter other than nominations for and election of directors, otherwise than pursuant to Rule 14a-8 of the proxy rules of the SEC, the stockholder must comply with the provisions relating to stockholder proposals set forth in the Company's By-Laws, which are summarized below. Written notice of any such proposal containing the information required under the Company's By-Laws, as described herein, must be delivered in person, by first class United States mail postage prepaid or by reputable overnight delivery service to the Company's Secretary at the Company's principal executive offices at 5190 Old Easton Road, P.O. Box 1000, Danboro, Pennsylvania 18916 during the period commencing on December 5, 2000 and ending on January 4, 2001.
  A written proposal of nomination for a director must set forth (A) the name and address of the stockholder who intends to make the nomination (the "Nominating Stockholder"), (B) the name, age, business address and, if known, residence address of each person so proposed, (C) the principal occupation or employment of each person so proposed for the past five years, (D) the qualifications of the person so proposed, (E) the number of shares of capital stock of the Company beneficially owned within the meaning of SEC Rule 13d-3 by each person so proposed and the earliest date of acquisition of any such capital stock, (F) a description of any arrangement or understanding between each person so proposed and the Nominating Stockholder with respect to such person's proposal for nomination and election as a director and actions to be proposed or taken by such person as a director, (G) the written consent of each person so proposed to serve as a director if nominated and elected as a director and (H) such other information regarding each such person as would be required under the proxy solicitation rules of the SEC if proxies were to be solicited for the election as a director of each person so proposed. Only candidates nominated by stockholders for election as a member of the Company's Board of Directors in accordance with the By-Law provisions summarized herein will be eligible to be considered by the Nominating Committee for nomination for election as a member of the Company's Board of Directors at such meeting of stockholders, and any candidate not nominated in accordance with such provisions will not be considered or acted upon for election as a director at such meeting of stockholders.
  A written proposal relating to a matter other than a nomination for election as a director must set forth information regarding the matter equivalent to the information that would be required under the proxy solicitation rules of the SEC if proxies were solicited for stockholder consideration of the matter at a meeting of stockholders. Only stockholder proposals submitted in accor-dance with the By-Law provisions summarized above will be eligible for presentation at the 2001 annual meeting of stockholders, and any matter not submitted to the Company's Board of Directors in accordance with such pro-visions will not be considered or acted upon at the 2001 annual meeting of stockholders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
  a). Exhibits

  Exhibit No.                 Description
  -----------                 -----------
       3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q Quarterly Report for the period ended June 30, 1996.)

       3.2        By-laws, as amended


       27         Financial Statement Data Schedule

  b). Reports on Form 8-K
      None.

                           SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PENN ENGINEERING & MANUFACTURING CORP.


Dated: August 14, 2000              By: /s/ Kenneth A. Swanstrom
                                    -----------------------------
                                     Kenneth A. Swanstrom
                                     Chairman/CEO

Dated: August 14, 2000              By: /s/ Mark W. Simon
                                    -----------------------------
                                     Mark W. Simon
                                     Vice-President - Finance