Form 10-Q
period 2000-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2000-11-14
CIK 77106

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 2000

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 1,675,082 shares of Class A common stock, $.01 par value, and 6,914,577 shares of common stock, $.01 par value, outstanding on November 13, 2000.


                 PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                  PENN ENGINEERING & MANUFACTURING CORP.
                  CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)
                               ASSETS
                                   (Unaudited)
                                September 30, 2000   December 31, 1999
                                ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents            $ 5,272             $ 4,231
   Short-term investments                 3,684               9,538
   Accounts receivable-net               46,110              37,622
   Inventories                           40,459              43,292
   Prepaid expenses                       6,506               2,051
   Deferred income taxes                    534                   0
                                         ------              ------
     Total current assets               102,565              96,734
                                        -------             -------

PROPERTY
   Property, plant & equipment          151,230             140,592
   Less accumulated depreciation         67,441              60,742
                                        -------             -------
     Property - net                      83,789              79,850
                                        -------             -------

GOODWILL - net                           20,871              21,460
                                        -------             -------

OTHER ASSETS                              3,350               3,500
                                        -------             -------
      TOTAL                            $210,575            $201,544
                                        =======             =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                     $11,953              $9,622
   Line of credit                         1,767               5,850
   Dividends payable                      1,201                   0
   Accrued expenses:
    Pension & profit sharing              3,911                 984
    Payroll & commissions                 8,152               3,613
    Other                                 3,899               2,175
                                         ------              ------
    Total current liabilities            30,883              22,244
                                         ------              ------

ACCRUED PENSION COST                      5,527               6,518
                                         ------              ------

DEFERRED INCOME TAXES                     5,093               4,902
                                         ------              ------

LONG-TERM DEBT                                0              15,000
                                         ------              ------

STOCKHOLDERS' EQUITY
   Common stock                              73                  72
   Class A common stock                      18                  18
   Additional paid-in capital            37,456              37,056
   Retained earnings                    138,432             122,335
   Accumulated other comprehensive
     income                              (1,471)             (1,165)
   Treasury stock                        (5,436)             (5,436)
                                        -------             -------
     Total stockholders' equity         169,072             152,880
                                        -------             -------
      TOTAL                            $210,575            $201,544
                                        =======             =======

See Notes to Condensed Consolidated Financial Statements

                PENN ENGINEERING & MANUFACTURING CORP.
              STATEMENTS OF CONDENSED CONSOLIDATED INCOME
                             (Unaudited)
(Dollars in thousands except per share amounts)
                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                             ------------------------------------- -------------------------------------
                             September 30, 2000 September 30, 1999 September 30, 2000 September 30, 1999
                             ------------------ ------------------ ------------------ ------------------
Net Sales                           $66,551            $48,378           $196,339        $141,415
Cost of Products Sold                42,432             32,822            128,630          96,402
                                     ------             ------            -------         -------
Gross Profit                         24,119             15,556             67,709          45,013

Selling expenses                      7,460              5,005             21,032          14,789
General & administrative expenses     5,929              3,826             17,765          11,501
                                     ------             ------            -------         -------
Operating Profit                     10,730              6,725             28,912          18,726
                                     ------             ------            -------         -------
Other Income (Expense):
 Interest income                        100                335                379           1,061
 Interest expense                      ( 56)                 0               (686)              0
 Other, net                            (292)              (335)                81            (538)
                                     ------             ------            -------         -------
Total Other Income (Expense)           (248)                 0               (226)            523
                                     ------             ------            -------         -------

Incoem Before Income Taxes           10,482              6,725             28,686          19,249
Provision For Income Taxes            3,004              2,256              9,332           6,458
                                     ------             ------            -------         -------
Net Income                           $7,478             $4,469            $19,354         $12,791
                                      =====              =====             ======          ======

PER SHARE DATA:
 Basic earnings                       $0.87              $0.52              $2.26           $1.48
                                       ====               ====               ====           =====
 Diluted earnings                     $0.85              $0.51              $2.23           $1.48
                                       ====               ====               ====           =====
 Cash dividends declared              $0.14              $0.12              $0.38           $0.36
                                       ====               ====               ====           =====

See Notes to Condensed Consolidated Financial Statements

                   PENN ENGINEERING & MANUFACTURING CORP.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                               (Unaudited)
(Dollars in thousands)
                                               NINE MONTHS ENDED
                                     -------------------------------------
                                     September 30, 2000 September 30, 1999
                                     ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $19,354            $12,791
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                   7,004              6,315
  Amortization                                     795                  0
  Loss (gain) on disposal of property               34                (96)
  Loss on disposal of investments                    0                 55
  Changes in assets and liabilities:
   Increase in receivables                      (7,946)            (4,813)
   Decrease (increase) in inventories            2,958             (3,246)
   Increase in prepaid expenses                 (4,446)              (337)
   Decrease (increase) in other assets             150               (200)
   Increase in accounts payable                  2,061                568
   Increase in accrued expenses                  9,172              4,757
   (Decrease) increase in accrued pension cost    (992)             2,175
   Increase (decrease) in deferred income taxes    192               (178)
                                                ------             ------
     Net cash provided by operating
        activities                              28,336             17,791
                                                ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                          (10,167)            (9,578)
   Acquisition of businesses (net of cash)     ( 3,019)           (37,415)
   Adjustment to prior year acquisition
     purchase price                              1,228                  0
   Additions to held-to-maturity
     investments                                     0            (14,292)
   Proceeds from disposal of held-to-
     maturity investments                        6,118             14,008
   Proceeds from disposal of property              144                341
                                                ------             ------
     Net cash used in investing activities     ( 5,696)           (46,939)
                                                ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term (repayments) borrowings      ( 4,083)             2,000
   Net long-term (repayments) borrowings       (15,653)            20,000
   Dividends paid                               (2,056)            (2,074)
   Issuance of common stock                        400                245
                                                ------             ------
     Net cash (used in) provided by
       financing activities                    (21,392)            20,171
                                                ------             ------
  Effect of exchange rate changes on cash         (207)                21
                                                ------             ------
  Net increase (decrease) in cash and
    cash equivalents                             1,041             (8,953)
  Cash and cash equivalents at
    beginning of year                            4,231             13,103
                                                ------             ------
  Cash and cash equivalents at end of
    period                                     $ 5,272            $ 4,150
                                                ======             ======


See Notes to Condensed Consolidated Financial Statements


                   PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


Note 1. Condensed Consolidated Financial Statements (Unaudited)
---------------------------------------------------------------
  The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1999. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at September 30, 2000 and 1999 and the consolidated statements of income and cash flows for the nine-month periods then ended. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000.

Note 2. Inventories
-------------------
  Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

  Inventories are as follows: (Dollars in thousands)
                                   (Unaudited)
                               September 30, 2000     December 31, 1999
                               ------------------     -----------------
      Raw material                      $6,232                $5,472
      Tooling                            3,688                 3,529
      Work-in-process                   12,695                12,463
      Finished goods                    17,844                21,828
                                        ------                ------
        TOTAL                          $40,459               $43,292
                                        ======                ======
  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,503,000 and $9,562,000 higher than reported at September 30, 2000 and December 31, 1999, respectively, and net income would have been $635,000 and $199,000 higher than reported for the nine months ended Septembre 30, 2000 and 1999, respectively. Included in other assets is long-term tooling inventory totaling $3,350,000 and $3,500,000 at September 30, 2000 and December 31, 1999, respectively.

Note 3. Lines of Credit
-----------------------
  As of September 30, 2000, the Company has three unsecured line-of-credit facilities available. The first line-of-credit facility permits maximum borrowings of $15,000,000, due on demand. At September 30, 2000, $1,767,000, bearing interest at 7.12%, was outstanding on this facility. The availability of funds under this facility is periodically reviewed by the bank. The second line-of-credit facility permits borrowings up to $10,000,000 and expires on November 30, 2000 unless extended by the bank. There were no amounts out-standing under the $10,000,000 line-of-credit facility at September 30, 2000. In addition to the above short-term lines of credit, the Company has an un-secured line of credit with a bank that permits borrowings of up to $30,000,000 to finance acquisitions. At September 30, 2000, there were no amounts outstanding under this facility.

                    PENN ENGINEERING & MANUFACTURING CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


Note 4. Comprehensive Income
----------------------------
  Total comprehensive income amounted to $7,429,000 and $4,618,000 for the three months ended September 30, 2000 and 1999, respectively and $19,049,000 and $12,529,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

Note 6. Segment Information
---------------------------
   (Dollars in thousands)
                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                 September 30, 2000        September 30, 1999
                                 ------------------        ------------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers  $55,782  $10,769          $38,995   $9,383
Operating profit                    9,231    1,499            5,946      779

                                 NINE MONTHS ENDED         NINE MONTHS ENDED
                                 September 30, 2000        September 30, 1999
                                 ------------------        ------------------
                                 Fasteners  Motors         Fasteners  Motors
                                 ---------  ------         ---------  ------
Revenues from external customers $164,539  $31,800          $115,535  $25,880
Operating profit                   25,110    3,802            16,553    2,173
Segment assets                    193,102   17,473           191,792   16,080

Note 7. Earnings Per Share Data
-------------------------------
  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                   September  30              September 30
                                   -------------              ------------
                                    2000     1999             2000    1999
                                    ----     ----             ----    ----
(In thousands, except per share data)
Basic:
Net income                         $7,478   $4,469          $19,354 $12,791
Average shares outstanding          8,578    8,647            8,571   8,643
                                    -----    -----            -----   -----
Basic EPS                           $0.87    $0.52            $2.26   $1.48
                                    =====    =====            =====   =====

Diluted:
Net income                         $7,478   $4,469          $19,354 $12,791
                                    =====    =====           ======  ======
Average shares outstanding          8,578    8,647            8,571   8,643
Net effect of dilutive stock
 options - based on treasury
 stock method                         176       33              111      16
                                    -----    -----            -----   -----
Totals                              8,754    8,680            8,682   8,659
                                    =====    =====            =====   =====
Diluted EPS                         $0.85    $0.51            $2.23   $1.48
                                    =====    =====            =====   =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  PENN ENGINEERING & MANUFACTURING CORP.
                            September 30, 2000

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION

Quarter Ended September 30, 2000 vs. Quarter Ended September 30, 1999
---------------------------------------------------------------------
  Consolidated net sales for the quarter ended September 30, 2000 were $66.6 million, versus $48.4 million for the quarter ended September 30, 1999, a 37.6% increase. Net sales to customers outside the United States for the quarter ended September 30, 2000 were $16.5 million, versus $15.0 million for the quarter ended September 30, 1999, a 10.0% increase. Net sales for the fastener operation for the quarter ended September 30, 2000 were $55.8 million, versus $39.0 million for the quarter ended September 30, 1999, a 43.1% increase. Approximately 37.3% of this increase in the fastener operation sales was due to the acquisition of R.C. Dudek & Co., Inc. (now called Arconix/USA) on September 30, 1999 and the acquisition of Atlas Engineering, Inc. on April 10, 2000. The remainder of the increase is directly related to the strong equipment requirements demand for the telecom, datacomm, and communications markets. Motor net sales were $10.8 million for the quarter ended September 30, 2000, versus $9.4 million recorded for the quarter ended September 30, 1999, a 14.9% increase.
  The number of fastener units sold to the Company's global OEM direct customers and its independent distribution network increased approximately 29.0% in the third quarter of 2000 compared to the third quarter of 1999.
The number of fastener units sold within North America increased approximately 37.1% in the third quarter of 2000 compared to the third quarter of 1999, and represented approximately 72.5% of total fasteners sold in the third quarter of 2000. This increase is attributable to continued strong demand from the communications sector. The number of fastener units sold into Europe increased approximately 10.9% in the third quarter of 2000 compared to the third quarter of 1999 and represented approximately 21.1% of total fasteners sold in the third quarter of 2000. Demand continues to be strong in Europe across all product lines in spite of the strength of the U.S. dollar to the Euro. The number of fastener units sold into the Asia-Pacific region increased approximately 14.1% in the third quarter of 2000 compared to the third quarter of 1999, as a result of strong demand from both Hong Kong and China PC manufacturers. The average selling price for fasteners sold increased approxiamtely 7.1% from the third quarter of 1999 to the third quarter of 2000 due mainly to a shift in product mix towards higher priced panel fasteners and standoffs and the Company's increased presence in the distribution market.The number of motors sold increased 5.3% in the third quarter of 2000 compared to the third quarter of 1999 while the average selling price also increased 9.0%.
  Consolidated gross profit for the third quarter of 2000 was $24.1 million, versus $15.6 million for the third quarter of 1999, a 54.5% increase. Fastener gross profit increased 58.4% in the third quarter of 2000 compared to the third quarter of 1999 while motor gross profit increased 38.1%. Both segments benefited from increased volume, production efficiencies, and cost control efforts.
  Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 2000 were $13.4 million, versus $8.8 million for the third quarter of 1999. Approximately 20.2% of this increase was due to the acquisitions of R.C. Dudek & Co., Inc. and Atlas ENgineering, Inc. and the related goodwill amortization. Commission expense increased 40.5% from the third quarter of 1999 to the third quarter of 2000 due to the large increase in sales in the North America region.
  Consolidated net income for the third quarter of 2000 was $7.5 million, versus $4.5 million for the third quarter of 1999. The Company benefited from a reduced effective tax rate for the third quarter of 2000 compared to the third quarter of 1999 due to available tax credits and favorable tax planning.

               PENN ENGINEERING & MANUFACTURING CORP.
                         September 30, 2000

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999
-----------------------------------------------------------------------------
  Consolidated net sales for the nine months ended September 30, 2000 were $196.3 million, versus $141.4 million for the nine months ended September 30, 1999, a 38.8% increase. Net sales to customers outside the United States for the nine months ended September 30, 2000 were $49.4 million, versus $45.8 million for the nine months ended September 30, 1999, a 7.9% increase. Net sales for the fastener operation for the nine months ended September 30, 2000 were $164.5 million, versus $115.5 million for the nine months ended September 30, 1999, a 42.4% increase. Strong sales growth in the communications market as well as the acquisitions of R.C. Dudek & Co., Inc. and Atlas Engineering, Inc. contributed to this increase. Motor sales were $31.8 million for the nine months ended September 30, 2000, versus $25.9 million for the nine months ended September 30, 1999, a 22.8% increase. Increased demand from the data storage and semiconductor equipment manufacturers contributed to this increase.
  The number of fastener units sold to the Company's global OEM direct customers and its independent distribution network increased approximately 28.5% in the first nine months of 2000 compared to the first nine months of 1999. The number of fastener units sold within North America increased approximately 41.8% in the first nine months of 2000 compared to the first nine months of 1999, and represented approximately 73.0% of total fasteners shipped in the first nine months of 2000. This increase was a result of very strong demand for all types of wireless communication devices. The number of fastener units sold into Europe increased approximately 8.8% in the first nine months of 2000 compared to the first nine months of 1999 and represented approximately 21.2% of total fasteners sold in the first nine months of 2000. The European economy remains strong despite currency pressures. The number of fastener units sold into the Asia-Pacific region decreased approximately 15.0% in the first nine months of 2000 compared to the first nine months of 1999 which was an unusually high period due to Y2K concerns. The average selling price of fasteners shipped in the first nine months of 2000 increased approximately 7.8% from the first nine months of 1999. This was mainly due to the Company's increased presence in the distribution segment of the market. The number of motors sold increased 16.3% in the first nine months of 2000 compared to the first nine months of 1999 and the average selling price increased 5.7% during the same period.
  Consolidated gross profit for the first nine months of 2000 was $67.7 million, versus $45.0 million for the first nine months of 1999, a 50.4% increase. Fastener gross profit increased 52.0% in the first nine months of 2000 compared to the first nine months of 1999 while motor gross profit increased 42.1% during the same period. Gross profit increases were the direct result of increased sales, cost containment, and productivity improvements.
  Consolidated SG&A expenses for the first nine months of 2000 were $38.8 million (19.8% of net sales), versus $26.3 million (18.6% of net sales) for the first nine months of 1999. The acquisitions of R.C. Dudek & Co., Inc. and Atlas Engineering, Inc. contributed to 21.3% of this increase. Increased commission expense contributed 28.4% of this increase due to increased sales volume in the North America region. The remainder of the increase was due to increased technology related expenses as well as increased legal and professional fees.
  Consolidated net income for the first nine months of 2000 was $19.4 million, versus $12.8 million for the first nine months of 1999. The Company incurred $686,000 of interest expense in the first nine months of 2000 related to loans outstanding to finance acquisitions.

                    PENN ENGINEERING & MANUFACTURING CORP.
                              September 30, 2000

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
  Net cash provided by operations totaled $28.3 million for the nine months ended September 30, 2000 as compared to $17.8 million in the comparable period of 1999. Funds from operations were sufficient to pay normal dividends, capital expenditures, and to repay all of the Company's long-term debt. Capital expenditures totalled $10.2 million during the first nine months of 2000 and included approximately $2.4 million for the purchase of a new building for Atlas Engineering, Inc. The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

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

       3.2        By-laws, as amended (Incorporated by reference to Exhibit
                  3.2 of the Company's Form 10-Q Quarterly Report for the period ended June 30, 2000.)

       27         Financial Statement Data Schedule

  b). Reports on Form 8-K
      None.

                           SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PENN ENGINEERING & MANUFACTURING CORP.


Dated: November 14, 2000             By: /s/ Kenneth A. Swanstrom
                                    -----------------------------
                                     Kenneth A. Swanstrom
                                     Chairman/CEO

Dated: November 14, 2000             By: /s/ Mark W. Simon
                                    -----------------------------
                                     Mark W. Simon
                                     Vice-President - Finance