Form 10-K405
period 2000-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2001-03-27
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               23-0951065
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 1000, Danboro, Pennsylvania                                  18916
----------------------------------------                          -----------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code: (215) 766-8853 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class Name of each exchange on which registered
    -------------------------------------------------------------
Class A Common Stock, $.01 par value           New York Stock Exchange
Common Stock, $.01 par value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 2001, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $227,194,868.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 1,675,082 shares of Class A Common Stock and 6,934,306 shares of Common Stock outstanding on March 9, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's 2000 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14.

2. Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders filed with the Commission on March 26, 2001 are incorporated by reference in Items 10, 11, 12, and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.

                                   -----------

                            INDEX TO FORM 10-K REPORT

                                   -----------

                                                                            PAGE
                                                                            ----

I.   PART I.

     Item 1.     Business...............................................      1
     Item 2.     Properties.............................................      4
     Item 3.     Legal Proceedings......................................      5
     Item 4.     Submission of Matters to a Vote of
                  Security Holders......................................      5
                 Executive Officers of the Registrant...................      5

II.  PART II.

     Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters.......................      6
     Item 6.     Selected Financial Data................................      6
     Item 7.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.........................................      7
     Item 7A.    Quantitative and Qualitative Disclosure
                  About Market Risk.....................................      7
     Item 8.     Financial Statements and Supplementary
                  Data..................................................      8
     Item 9.     Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure..................................      8

III. PART III.

     Item 10.    Directors and Executive Officers of
                  the Registrant........................................      8
     Item 11.    Executive Compensation.................................      8
     Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management......................      8
     Item 13.    Certain Relationships and Related
                  Transactions..........................................      8

IV.  PART IV.

     Item 14.    Exhibits, Financial Statements and
                      Schedules and Reports on Form 8-K.................      9

                                     PART I

Item 1.   Business.

          (a)  General Development of Business.

          The Registrant, a Delaware corporation, was incorporated in 1942. The primary businesses of the Registrant are:

               (i) The development, manufacture, and sale of PEM(R)self-clinching and broaching fasteners, inserts for plastics, and automatic insertion equipment for such fasteners sold under the name PEMSERTER(R); and

               (ii) The development, manufacture, and sale through the Registrant's Pittman division of permanent magnet brush-commutated dc motors under the Pittman(R) trademark, and electronically commutated brushless dc servomotors under the Elcom(R) trademark.

          Effective for the fiscal year ending December 31, 2001, Registrant intends to report its Arconix Group, Inc. distribution business as a separate business segment.

          On April 10, 2000, the Registrant acquired all of the issued and outstanding capital stock of Atlas Engineering, Inc., a manufacturer of blind threaded rivets and associated installation tools. The purchase price of approximately $4.0 million consisted of cash, the assumption of certain liabilities, and acquisition-related expenses.

          On February 5, 2001, the Registrant acquired all of the issued and outstanding capital stock of Precision Steel Holdings Limited and its subsidiary, Precision Steel Components Limited ("Precision Steel"). Precision Steel, which is located in Galway, Ireland, is a manufacturer of screw machine products, serving customers throughout Europe. The purchase price consisted of cash of approximately $17.1 million and the assumption of approximately $600,000 of liabilities. The cash portion of the purchase price was financed with borrowings under the Registrant's existing line of credit facilities.

          (b)  Financial Information About Industry Segments.

          The answer to this Item is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements "Financial Reporting for Business Segments of the Registrant" on pages 27 and 28 of the Registrant's 2001 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K Report.

          (c)  Narrative Description of Business.

          The Registrant is the world's leading manufacturer of self-clinching fasteners which are used by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM(R) self-clinching fasteners, which accounted for approximately 84% of the Registrant's sales in 2000, were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal or plastic. Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile parts, such as air bags and windshield wipers. The Registrant's Arconix Group, Inc. subsidiary distributes fasteners and other components utilized by Original Equipment Manufacturers ("OEMs") and provides comprehensive logistical and inventory management services. The Registrant's Pittman(R) division manufactures high performance permanent magnet dc motors used in electronics, medical, and manufacturing applications.

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

          The Registrant also manufactures and sells manual and automated presses for fastener installation under the PEMSERTER(R) trademark. The rapid and accurate installation provided by PEMSERTER presses, together with the Registrant's broad range of fastener products, provides the Registrant's customers with a complete fastening system.

          The Registrant's Pittman division produces high-quality, high-performance, permanent magnet dc motors used in light-weight precision applications such as archival storage, printing, copying, robotics, and medical diagnostic equipment and centrifuges. Pittman's broad range of products are typically adapted to the specific requirements of individual customers.

          The manufacture and sale of (i) self-clinching and broaching fasteners and inserts for plastics, and (ii) dc motors were the Registrant's only material lines of business in 2000. The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 1998, 1999 and 2000:

                                    Percentage of Total Sales
             Year Ended         ------------------------------
            December 31,          Fasteners           Motors
            ------------        --------------         -------

                1998                 82%                 18%
                1999                 82                  18
                2000                 84                  16

          The Registrant's fastener products are sold through a worldwide network of approximately 40 authorized distributors located in 36 countries, including the Registrant's own subsidiaries in Oxnard, California, Singapore, and England. Many of the independent distributors and engineering representative organizations have been affiliated with the Registrant for more than

20 years. The Registrant's independent distributors, which maintain their own inventories of the Registrant's products, typically sell other complementary industrial components. The Registrant's return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. The Registrant's engineers work in collaboration with individual manufacturers early in the design process to engineer fastening solutions that often result in the specification of PEM fasteners in new products. The Registrant supplies its customers and distributors through warehouses in Oxnard, California, Doncaster, England, and Singapore, in addition to maintaining an inventory at its Danboro, Pennsylvania facility.

          Domestic and European sales of Pittman motors are through independent sales representatives.

          During the year ended December 31, 2000, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of the Registrant in the market for self-clinching, broaching, and insert fasteners. The Registrant believes that it has maintained its market share during 2000. Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching, and insert fasteners.

          The Registrant also believes its Pittman division maintained its competitive position in the dc motor market in 2000.

          Among the Registrant's principal customers for its fasteners and PEMSERTER(R) presses are manufacturers of business machines, personal computers, computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors, and other fabricated metal products. The principal customers for the dc motors and servomotors are manufacturers of mass data storage units, automated production equipment, instruments, computer peripherals, business machines, and medical equipment. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. However, sales of fasteners to one of the Registrant's authorized distributors totaled approximately $22,885,000 for the year ended December 31, 1998, $25,354,000 for the year ended December 31, 1999, and $32,557,000 for the year ended December 31, 2000, or approximately 13%, 13%, and 12%, respectively, of the Registrant's consolidated net sales during such years.

          As of December 31, 2000, the Registrant had an order backlog of $98,998,000 compared with $68,467,000 as of December 31, 1999. The Registrant estimates that substantially all of its backlog as of December 31, 2000 will be shipped during its fiscal year ending December 31, 2001.

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

          Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 1998, 1999, and 2000 were approximately $3,410,000, $4,727,000, and $5,635,000, respectively.

          The Registrant believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

          As of December 31, 2000, 1,657 persons were employed by the Registrant, 168 more than were employed as of December 31, 1999. The Registrant believes that its labor rates are comparable to those of its competitors and that the Registrant's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

          (d) Financial Information About Foreign and Domestic Operations and Export Sales.

          The answer to this Item is incorporated by reference to Note 12 "Financial Reporting for Business Segments of the Company" on pages 27 and 28 of the Registrant's 2000 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K. All foreign sales, except for those of PEM International, Ltd., Arconix/UK Ltd., Arconix/Singapore Pte Ltd., and PEM International (Singapore) Pte Ltd., are sold F.O.B., the Registrant's United States factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through the Registrant's wholly owned subsidiaries, Arconix/UK Ltd. and PEM International, Ltd., and are denominated in pounds sterling, U.S. dollars, and Euros. Sales in the Pacific Rim are made through the Registrant's wholly owned subsidiaries, Arconix/Singapore Pte Ltd. and PEM International (Singapore) Pte Ltd., and are denominated in Singapore dollars. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

Item 2.   Properties.

          As of December 31, 2000, the Registrant's principal plants and offices, all of which (other than the Singapore office) were owned by the Registrant, were as follows:

     Location                      Size of Facility               Use of Facility
     --------                      ----------------               ---------------
Danboro, Pennsylvania              230,000 sq. ft building        Executive offices and
                                   on 107 acres                   manufacture of fasteners

Winston-Salem,                     120,000 sq. ft. building       Manufacture of components
 North Carolina                    on 16.3 acres; and             for fasteners
                                   58,280 sq. ft. building
                                   on 6 acres



Kent, Ohio                         75,000 sq. ft. building        Manufacture of fasteners
                                   on 10 acres

Harleysville, Pennsylvania         58,000 sq. ft. building        Manufacture of dc motors
                                   on 6 acres

Galway, Ireland                    55,000 sq. ft. building        Manufacture of fasteners
                                   on 2 acres

Suffolk, Virginia                  50,000 sq. ft. building        Manufacture of components
                                   on 17 acres                    for fasteners

Bedminster, Pennsylvania           51,000 sq. ft. building        Manufacture of installation
                                   on 10 acres                    presses and tooling

Oxnard, California                 30,600 sq. ft. building        Office and warehouse for
                                   on 2 acres                     the distribution of fasteners
                                                                  and related components

Doncaster, England                 12,300 sq. ft. building        Office and warehouse for
                                   on 5 acres                     the distribution of fasteners
                                                                  and related components


          The Registrant carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which are deemed adequate.

Item 3.   Legal Proceedings.

          The answer to this Item is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements "Commitments & Contingencies" on page 27 of the Registrant's 2000 Annual Report to Stockholders which is included as Exhibit (13) to this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders.

          None.

          Executive Officers of the Registrant

          Certain information about the executive officers of the Registrant is as follows:

 Name                      Age       Position Held With the Registrant
 ----                      ---       ---------------------------------

Kenneth A. Swanstrom       61        Chairman of the Board and
                                     Chief Executive Officer

Martin Bidart              64        President and Chief Operating Officer

Mark W. Simon              62        Senior Vice President, Chief Financial
                                     Officer, and Corporate Secretary

Raymond L. Bievenour       57        Vice President - Corporate Business
                                     Development

Royce C. Sturdevant        40        Vice President - Corporate Quality

Francis P. Wilson          61        President - PEM Fastening Systems

Kent R. Fretz              63        President - Pittman

Richard F. Davies          51        Treasurer and Assistant Secretary

William E. Sarnese         47        Corporate Controller and
                                     Assistant Secretary

          All of the executive officers of the Registrant have been principally employed as officers or employees of the Registrant for more than the past five years, except for Messrs. Sturdevant and Wilson. Mr. Sturdevant was hired on August 2, 1999 and has an extensive background in quality control with several major multinational companies. Mr. Wilson was hired on June 23, 1997. From 1993 until he joined the Registrant, Mr. Wilson was Director of Engineering for the International Division of Emhart Fastening Technologies, a subsidiary of Black & Decker.

          The executive officers of the Registrant are elected each year at the Organization Meeting of the Board of Directors of the Registrant, which is held following the Annual Meeting of Stockholders.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          The Registrant's Common Stock (non-voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNN." The Registrant's Class A Common Stock (voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNNA." As of March 9, 2001, there were 494 holders of record of the Registrant's Common Stock and 373 holders of record of the Registrant's Class A Common Stock. Additional information with respect to this Item 5 is incorporated by reference to page 17 of the Registrant's 2000 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 6.   Selected Financial Data.

          The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 13 of the Registrant's 2000 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          The answer to this Item is incorporated by reference to pages 14 through 16 of the Registrant's 2000 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

          The Registrant's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Registrant manages its exposures to changes in foreign currency exchange rates on certain firm sales commitments and anticipated, but not yet committed sales, by entering into foreign currency forward contracts and foreign currency option contracts. The Registrant's risk management objective is to reduce its exposure to the effect of changes in exchange rates on sales revenue over quarterly time horizons. To a certain extent, foreign currency rate movements also affect the Registrant's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. The Registrant's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk, and not for speculative investments.

          Annually, Registrant's financial officers approve the outlook for expected currency exchange rate movements, as well as the policy on desired future foreign currency cash flow positions (i.e. long, short, balanced) for those currencies where there is significant activity. These officers receive reports on open foreign currency hedges on a regular basis. Expected future cash flow positions and strategies are continuously monitored. Foreign exchange practices, including the use of derivative financial instruments, are reviewed with the Audit Committee of the Registrant's Board of Directors at least annually.

          Considering both the anticipated cash flows from firm sales commitments plus anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected 2001 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of the budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect that this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different from the sensitivity effect mentioned above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others strengthen.

          The Registrant's bank loans expose earnings to changes in short-term interest rates, since the interest rates on the underlying obligations are either variable or fixed for such a short period of time as to become effectively variable. The fair values of the Registrant's bank loans are not significantly affected by changes in market interest rates. The change in fair value of the Registrant's long-term debt resulting from a hypothetical 10% change in interest rates is not material.

Item 8.   Financial Statements and Supplementary Data.

          The answer to this Item is incorporated by reference to pages 17 through 29 of the Registrant's 2000 Annual Report to Stockholders, which is included as Exhibit (13) to this Form 10-K Report, and the schedules included herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.

                The response to this Item with respect to the Registrant's directors is incorporated by reference to pages 6 through 7 of the proxy statement relating to the Registrant's 2000 annual meeting of stockholders to be held April 26, 2001. Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K report.

Item 11.        Executive Compensation.

                The response to this Item is incorporated by reference to pages 8 through 13 of the proxy statement relating to the Registrant's 2000 annual meeting of stockholders to be held April 26, 2001, other than the "Report of the Compensation Committee of the Board of Directors" and the "Performance Graph," which are not incorporated by reference into this Form 10-K Annual Report.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management.

                The response to this Item is incorporated by reference to pages 2 through 5 of the proxy statement relating to the Registrant's 2000 annual meeting of stockholders to be held April 26, 2001.

Item 13.        Certain Relationships and Related Transactions.

                Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Schedules and Reports on Form 8-K.

     (a)  Financial Statements, Financial Schedules and Exhibits Filed.

          1.  Consolidated Financial Statements.

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:
                                                                            Page
                                                                            ----

              Consolidated Balance Sheets at December 31, 2000 and 1999.     18*

              Statements of Consolidated Income for the years ended          19*
              December 31, 2000, 1999, and 1998.

              Statements of Changes in Consolidated Stockholders' Equity
              for the years ended December 31, 2000, 1999, and 1998.         20*

              Statements of Consolidated Cash Flows for the years            21*
              ended December 31, 2000, 1999, and 1998.

              Notes to Consolidated Financial Statements.                 22-28*

              Independent Auditors' Report.                                  29*

-------------------
* Refers to the respective page of the Registrant's 2000 Annual Report to Stockholders, which is filed as Exhibit (13) to this Form 10-K Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7, and 8 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

          2.  Financial Schedules.

              None.

          3.  Exhibits.

     Reference is made to the Exhibit Index on page 12 of this Form 10-K.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENN ENGINEERING &
                                         MANUFACTURING CORP.

Date:  March 26, 2001                    By:/s/ Kenneth A. Swanstrom
                                            ------------------------------------
                                            Kenneth A. Swanstrom,
                                            Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                               DATE
    ----------                         -----                               ----

/s/ Kenneth A. Swanstrom          Chairman of the Board,               March 26, 2001
-------------------------         Chief Executive Officer,
Kenneth A. Swanstrom              and Director (Principal
                                  Executive Officer)

/s/ Martin Bidart                 President, Chief Operating           March 26, 2001
-------------------------         Officer, and Director (Principal
Martin Bidart                     Operating Officer)

/s/ Mark W. Simon                 Senior Vice President, Chief         March 26, 2001
-------------------------         Financial Officer, Corporate
Mark W. Simon                     Secretary, and Director
                                  (Principal Financial
                                  and Accounting Officer)

/s/ Willard S. Boothby, Jr.       Director                             March 26, 2001
-------------------------
Willard S. Boothby, Jr.

/s/ Lewis W. Hull                 Director                             March 26, 2001
-------------------------
Lewis W. Hull

/s/ Thomas M. Hyndman, Jr.        Director                             March 26, 2001
-------------------------
Thomas M. Hyndman, Jr.


/s/ Maurice D. Oaks               Director                             March 26, 2001
-------------------------
Maurice D. Oaks




/s/ Charles R. Smith              Director                             March 26, 2001
-------------------------
Charles R. Smith


/s/ Daryl L. Swanstrom            Director                             March 26, 2001
-------------------------
Daryl L. Swanstrom


                     PENN ENGINEERING & MANUFACTURING CORP.

                                  EXHIBIT INDEX


 Item                   Description
 ----          -----------------------------

(3)(i)         Restated Certificate of Incorporation of the Registrant.
               (Incorpor- ated by reference to Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1996.)

(3)(ii) By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2000.)

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

(13) 2000 Annual Report to Stockholders. (Only those pages expressly incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14 of this Form 10-K report.)

(21)           Subsidiaries of the Registrant.

(23)           Independent Auditor's Consent.