Form 10-Q
period 2001-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2001-05-14
CIK 77106

FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to
                                               -----------  ----------

                         Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          23-0951065
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

P.O. Box 1000, Danboro, Pennsylvania                             18916
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (215) 766-8853
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 13,910,326 shares of common stock, $.01 par value, outstanding on May 10, 2001.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
ASSETS
                                                           THREE MONTHS ENDED
                                                             (unaudited)
                                                        March 31,   December 31,
                                                          2001           2000
                                                        --------       ---------
CURRENT ASSETS
 Cash and cash equivalents                              $ 13,557       $  3,550
 Short-term investments                                    1,675          3,064
 Accounts receivable - net                                46,786         43,039
 Inventories                                              53,096         46,847
 Other current assets                                      5,381          5,139
                                                        --------       --------
  Total current assets                                   120,495        101,639
                                                        --------       --------

PROPERTY
 Property, plant & equipment                             164,243        153,811
 Less accumulated depreciation                            71,360         69,524
                                                        --------       --------
  Property - net                                          92,883         84,287
                                                        --------       --------

GOODWILL                                                  27,091         20,570
                                                        --------       --------

OTHER ASSETS                                               3,400          3,500
                                                        --------       --------
  TOTAL                                                 $243,869       $209,996
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                               $ 11,256       $ 10,612
 Bank debt                                                21,478          2,783
 Dividends payable                                         1,378
 Accrued expenses:
  Pension & profit sharing                                 2,215          3,106
  Payroll & commissions                                    5,297          4,712
  Other                                                    7,111          1,890
                                                        --------       --------
  Total current liabilities                               48,735         23,103
                                                        --------       --------

ACCRUED PENSION COST                                       5,965          5,965
                                                        --------       --------

DEFERRED INCOME TAXES                                      4,638          4,640
                                                        --------       --------
LONG-TERM BANK DEBT                                        2,662              0
                                                        --------       --------

STOCKHOLDERS' EQUITY
 Common stock                                                146            146
 Class A common stock                                         35             35
 Additional paid-in capital                               38,048         37,646
 Retained earnings                                       151,516        145,339
 Accumulated other comprehensive loss                     (2,440)        (1,442)
 Treasury stock                                           (5,436)        (5,436)
                                                        --------       --------
  Total stockholders' equity                             181,869        176,288
                                                        --------       --------
  TOTAL                                                 $243,869       $209,996
                                                        ========       ========

See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                  STATEMENTS OF CONDENSED CONSOLIDATED INCOME
                (Dollars in thousands except per share amounts)

                                                         THREE MONTHS ENDED
                                                             (unaudited)
                                                        March 31,      March 31,
                                                           2001          2000
                                                        --------       --------
Net Sales                                               $ 68,127       $ 65,137
Cost of Products Sold                                     44,263         44,060
                                                        --------       --------
Gross Profit                                              23,864         21,077
                                                        --------       --------
Selling Expenses                                           6,584          6,540
General and Administrative Expenses                        6,430          5,726
                                                        --------       --------
Operating Profit                                          10,850          8,811
                                                        --------       --------
Other Income (Expense):
 Interest income                                             114            134
 Interest expense                                           (295)          (422)
 Other, net                                                  523             97
                                                        --------        -------
Total Other Income (Expense)                                 342           (191)
                                                        --------        -------
Income Before Income Taxes                                11,192          8,620
Provision for Income Taxes                                 3,637          2,975
                                                        --------        -------
Net Income                                              $  7,555        $ 5,645
                                                        ========        =======
PER SHARE DATA:
    Basic earnings                                         $0.44          $0.33

    Diluted earnings                                       $0.43          $0.33

    Cash dividends declared                                $0.08          $0.06


See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)

                                                            THREE MONTHS ENDED
                                                                (unaudited)
                                                           March 31,   March 31,
                                                              2001       2000
                                                             -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  7,555    $ 5,645
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                2,525      2,240
   Amortization                                                  269        270
   (Decrease) increase in deferred income taxes - noncurrent      (2)       321
   Foreign currency transaction gains                           (623)         0
   Loss on disposal of property                                    7         20
 Changes in assets and liabilities:
   Increase in receivables                                    (3,448)    (6,227)
   (Increase) decrease in inventories                         (6,156)     3,433
   Increase in other current assets                             (141)    (2,237)
   Decrease in other assets                                      100        150
   Increase in accounts payable                                  186        569
   Increase in accrued expenses                                4,696      3,679
                                                            --------     ------
    Net cash provided by operating activities                  4,968      7,863
                                                            --------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                           (2,721)    (2,065)
 Acquisitions of businesses (net of cash acquired)           (17,436)         0
 Proceeds from disposal of held-to-maturity investments        1,383      2,609
 Proceeds from disposal of property                              165         46
                                                            --------     ------
    Net cash (used in) provided by investing activities      (18,609)       590
                                                            --------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term borrowings                                    19,486      2,732
 Net long-term borrowings (repayments)                         2,820     (7,500)
 Issuance of common stock                                        401          0
                                                             -------     ------
   Net cash provided by (used in) financing activities        22,707     (4,768)
                                                             -------     ------

Effect of exchange rate changes on cash                          941         72
                                                             -------    -------
Net increase in cash and cash equivalents                     10,007      3,757
Cash and cash equivalents at beginning of period               3,550      4,231
                                                             -------    -------
Cash and cash equivalents at end of period                   $13,557    $ 7,988
                                                             =======    =======

See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1. Condensed Consolidated Financial Statements (Unaudited)

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at March 31, 2001 and 2000 and the consolidated statements of income and cash flows for the three-month periods then ended. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001.

Note 2. Inventories

Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

Inventories are as follows:  (Dollars in thousands)

                                                             (unaudited)
                                                    March 31,       December 31,
                                                      2001              2000
                                                     -------          -------
Raw material                                         $ 7,162          $ 6,157
Tooling                                                4,160            4,145
Work-in-process                                       13,641           12,828
Finished goods                                        28,133           23,717
                                                     -------          -------
TOTAL                                                $53,096          $46,847
                                                     =======          =======

If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,584,000 and $10,322,000 higher than reported at March 31, 2001 and December 31, 2000, respectively, and net income would have been $177,000 and $156,000 higher than reported for the three months ended March 31, 2001 and 2000, respectively. Other assets consist of long-term tooling inventory totaling $3,400,000 and $3,500,000 at March 31, 2001 and December 31, 2000, respectively.

Note 3. Bank Debt

As of March 31, 2001, the Company has three unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities. The first line-of-credit facility permits maximum borrowings of $15,000,000, due on demand. At March 31, 2001, $8,106,000, bearing interest at 5.05%, was outstanding on this facility. The availability of funds under this facility is periodically reviewed by the bank. The second line-of-credit facility permits borrowings of up to $10,000,000 and expires on September 30, 2001 unless extended by the bank. At March 31, 2001 there was no amount outstanding on this facility. In addition to the above short-term lines of credit, the Company has an unsecured line of credit with a bank that permits borrowings of up to $30,000,000 to finance acquisitions. At March 31, 2001, $8,047,000, bearing interest at 5.20%, was outstanding on this facility and has been classified as short-term debt. The acquisition line of credit requires the Company to comply with certain financial covenants. At March 31, 2001 the Company was in compliance with all financial covenants. The Company also has a commercial loan outstanding as of March 31, 2001 for a total amount of $7,988,000 which was used to fund the purchase of Precision Steel. As of March 31, 2001, the loan consists of a short-term amount of $5,325,000 and a long-term amount of $2,662,000. The interest rate on the loan is 5.45%.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 4. Comprehensive Income

Total comprehensive income amounted to $6,557,000 and $5,464,000 for the three months ended March 31, 2001 and 2000, respectively.

Note 5. Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The adoption of this standard did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

Note 6. Use of Estimates

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

Note 7. Acquisition

On February 5, 2001, the Company acquired all of the issued and outstanding capital stock of Precision Steel Holdings Limited and its subsidiary, Precision Steel Components Limited (Precision Steel). The acquisition was accounted for using the purchase method. The purchase price of approximately $17,436,000 consisted of cash, the assumption of certain liabilities, and acquisition related expenses. The results of the operations of Precision Steel have been included in the accompanying consolidated statement of income since the acquisition date. The purchase price has been preliminarily allocated to; accounts receivable - $812,000, inventory - $370,000, property - $9,039,000, other current assets - $110,000, and goodwill - $7,105,000. Goodwill will be amortized using the straight - line method over a period of 20 years.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 8. Segment Information

Effective January 1, 2001, the Company reorganized its operations and implemented a new internal reporting system. As a result of this reorganization, the Company has subdivided what was previously called the fasteners segment into two reportable segments - fasteners (which includes the results of PEM Fastening Systems and Atlas Engineering) and distribution (which includes the results of the Arconix Group). There is no change in the motor segment (which includes the results of Pittman). Due to the nature of this change, it is impracticable to restate prior years segment data in a manner consistent with current year data. Segment data reported in a manner consistent with prior years is as follows:

                                                  (Dollars in Thousands)
                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                          March 31, 2001        March 31, 2000
                                       -------------------   -------------------
                                       Fasteners    Motors   Fasteners    Motors
                                       ---------   -------   ---------   -------
Revenues from external customers        $57,205    $10,922    $54,931    $10,206
Operating profit                         11,683        603      7,838        973

Segment data reported under the new method of internal reporting is as follows:

                                                    (Dollars in Thousands)
                                                      THREE MONTHS ENDED
                                                        March 31, 2001
                                              ----------------------------------
                                              Fasteners   Distribution    Motors
                                               -------      -------      -------
Revenues from external customers               $44,784      $12,421      $10,922
Intersegment revenues                            9,212
Operating profit                                10,856          827          603


A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:


                                                           THREE MONTHS ENDED
                                                        March 31,      March 31,
                                                          2001           2000
                                                        -------         -------
Total profit for reportable segments                    $12,286          $8,811
Unallocated corporate expenses                           (1,436)
Other income (expense)                                      342            (191)
                                                        -------          ------
Income before income taxes                              $11,192          $8,620
                                                        =======          ======

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 9. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. All share and per share amounts have been adjusted to account for the two-for-one stock split in the form of a 100% stock dividend that was issued on May 1, 2001.


                                                             THREE MONTHS ENDED
                                                             March 31, March 31,
                                                               2001      2000
                                                              ------     -------
                     (In Thousands, except per share data)

Basic:
 Net income                                                   $ 7,555    $ 5,645
 Average shares outstanding                                    17,207     17,123
 Basic EPS                                                    $  0.44    $  0.33

Diluted:
 Net income                                                   $ 7,555    $ 5,645
 Average shares outstanding                                    17,207     17,123
 Net effect of dilutive stock options - based on treasury
  stock method                                                    490         68
 Totals                                                        17,697     17,191
 Diluted EPS                                                  $  0.43    $  0.33

Note 10. Reclassifications

Certain reclassifications have been made to prior year amounts and balances to conform with the 2001 presentation.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Quarter Ended March 31, 2001 vs. Quarter Ended March  31, 2000

Consolidated net sales for the quarter ended March 31, 2001 were $68.1 million, versus $65.1 million for the quarter ended March 31, 2000, a 4.6% increase. Net sales to customers outside the United States for the quarter ended March 31, 2001 were $18.1 million, versus $16.8 million for the quarter ended March 31, 2000, a 7.7% increase. Net sales for the fastener and distribution operations for the quarter ended March 31, 2001 were $57.2 million, versus $54.9 million for the quarter ended March 31, 2000, a 4.2% increase. Motor net sales were $10.9 million for the quarter ended March 31, 2001, versus $10.2 million recorded for the quarter ended March 31, 2000, a 6.9% increase.

Within the fastener and distribution operations sales volume increased 7.2% from the first quarter of 2000 to the first quarter of 2001. Price increases averaging 3.2% were put into effect in the fourth quarter of 2000, however the effect of these increases was mitigated in the first quarter of 2001 due especially to currency fluctuations in Europe as a result of the strong dollar and a shift in mix in North America to lower priced fasteners. Within the North American region, the number of fastener units sold increased 4.6% in the first quarter of 2001 compared to the first quarter of 2000 while in the European market the number of units sold increased 18.3% during the same period. The Asia-Pacific market saw sales volume decrease 2.8% from the first quarter of 2000 to the first quarter of 2001. In general, the fastener and distribution operations began to feel the effects of the current economic slowdown late in the first quarter of 2001 with the exception of the European markets where sales continue to be strong. Within the motor division the number of motors sold increased 2.5% in the first quarter of 2001 compared to the first quarter of 2000. The majority of the increase occurred within the higher priced brushless product line which resulted in an increase in the average unit selling price of approximately 4.4%.

Consolidated gross profit for the first quarter of 2001 was $23.9 million, versus $21.1 million for the first quarter of 2000, an increase of 13.3%. Motor gross profit increased 4.1% from the first quarter of 2000 to the first quarter of 2001 while the remainder of the consolidated gross profit increase occurred in the fastener division. The fastener division continues to benefit from stable raw material prices and increased capacity utilization as well as productivity improvements.

Consolidated selling, general, and administrative expenses ("SG&A") for the first quarter of 2001 were $13.0 million (19.1% of net sales), versus $12.3 million (18.8% of net sales) for the first quarter of 2000. Specifically, the Company saw increases in the areas of information technology, insurance costs, and legal and professional fees.

Consolidated net income for the first quarter of 2001 was $7.6 million, versus $5.6 million for the first quarter of 2000. The Company incurred $295,000 of interest expense in the first quarter of 2001 compared to $422,000 in the first quarter of 2000 related to loans outstanding to finance acquisitions.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)




Liquidity and Capital Resources

Net cash provided by operations totaled $5.0 million for the three months ended March 31, 2001. Funds from operations were sufficient to pay for capital expenditures other than the acquisition of Precision Steel which was funded through borrowings. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

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



Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2000.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.

Item 2. Changes in Securities
Not Applicable

Item 3. Defaults upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information
The Board of Directors of the Company declared a 2 for 1 stock split of its Common Stock and Class A Common Stock in the form of a 100 percent stock dividend for both classes payable on May 1, 2001 to stockholders of record as of the close of business on April 11, 2001.

Item 6. Exhibits and Reports on Form 8-K
a)       Exhibits

Exhibit No. Description

       3.1  Restated Certificate of Incorporation, as amended.

       3.2 By-laws, as amended (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.)


(b)  Reports on Form 8-K.
     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Penn Engineering & Manufacturing Corp.


Dated:  May 14, 2001                            By:  /s/ Kenneth A. Swanstrom
        ------------                                     -----------------------
                                                         Kenneth A. Swanstrom
                                                         Chairman/CEO



Dated:  May 14, 2001                          By:  /s/ Mark W. Simon
        ------------                                   -------------------------
                                                       Mark W. Simon
                                                       Senior Vice President/CFO