Form 10-Q
period 2001-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2001-08-13
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from          to
                                                --------   ---------


                          Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        23-0951065
-----------------------------------                ----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

  P.O. BOX 1000, DANBORO, PENNSYLVANIA                         18916
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (215)-766-8853
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 13,934,235 shares of common stock, $.01 par value, outstanding on August 9, 2001.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                     ASSETS
                                     ------
                                                    (UNAUDITED)
                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                      --------     ------------
CURRENT ASSETS
   Cash and cash equivalents                          $  7,919       $  3,550
   Short-term investments                                  832          3,064
   Accounts receivable - net                            44,558         43,039
   Inventories                                          57,425         46,847
   Other current assets                                  4,249          5,139
                                                      --------       --------
         Total current assets                          114,983        101,639
                                                      --------       --------

PROPERTY
   Property, plant & equipment                         167,952        153,811
   Less accumulated depreciation                        73,254         69,524
                                                      --------       --------
         Property - net                                 94,698         84,287
                                                      --------       --------

GOODWILL, NET                                           26,347         20,570
                                                      --------       --------

OTHER ASSETS                                             3,400          3,500
                                                      --------       --------
         TOTAL                                        $239,428       $209,996
                                                      ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable - trade                           $  9,126       $ 10,612
   Bank debt                                            24,571          2,783
   Dividends payable                                     1,382              0
   Accrued expenses:
      Pension & profit sharing                           4,181          3,106
      Payroll & commissions                              3,875          4,712
      Other                                              1,728          1,890
                                                      --------       --------
         Total current liabilities                      44,863         23,103
                                                      --------       --------
ACCRUED PENSION COST                                     5,965          5,965
                                                      --------       --------

DEFERRED INCOME TAXES                                    4,637          4,640
                                                      --------       --------

STOCKHOLDERS' EQUITY
   Common stock                                            147            146
   Class A common stock                                     35             35
   Additional paid-in capital                           38,792         37,646
   Retained earnings                                   153,811        145,339
   Accumulated other comprehensive loss                 (3,386)        (1,442)
   Treasury stock                                       (5,436)        (5,436)
                                                      --------       --------
      Total stockholders' equity                       183,963        176,288
                                                      --------       --------
         TOTAL                                        $239,428       $209,996
                                                      ========       ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                              ----------------------    ----------------------
                                                   (UNAUDITED)              (UNAUDITED)
                                               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                 2001         2000         2001        2000
                                              ---------    ---------    ---------    ---------

NET SALES                                     $  52,079    $  64,651    $ 120,206    $ 129,788
COST OF PRODUCTS SOLD                            35,529       42,138       79,792       86,198
                                              ---------    ---------    ---------    ---------
GROSS PROFIT                                     16,550       22,513       40,414       43,590

SELLING EXPENSES                                  4,771        7,032       11,355       13,572
GENERAL AND ADMINISTRATIVE EXPENSES               6,307        6,111       12,737       11,837
                                              ---------    ---------    ---------    ---------
OPERATING PROFIT                                  5,472        9,370       16,322       18,181
                                              ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE):
   Interest income                                   85          144          198          278
   Interest expense                                (225)        (207)        (520)        (629)
   Other, net                                       117          277          640          374
                                              ---------    ---------    ---------    ---------
TOTAL OTHER INCOME                                  (23)         214          318           23
                                              ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                        5,449        9,584       16,640       18,204
PROVISION FOR INCOME TAXES                        1,771        3,353        5,408        6,328
                                              ---------    ---------    ---------    ---------
NET INCOME                                    $   3,678    $   6,231    $  11,232    $  11,876
                                              =========    =========    =========    =========

PER SHARE DATA:
    Basic earnings                                $0.21        $0.36        $0.65        $0.69
                                                  =====        =====        =====        =====

    Diluted earnings                              $0.21        $0.36        $0.63        $0.69
                                                  =====        =====        =====        =====

    Cash dividends declared                       $0.08        $0.06        $0.16        $0.12
                                                  =====        =====        =====        =====



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)

                                                              SIX MONTHS ENDED
                                                           ---------------------
                                                            JUNE 30,    JUNE 30,
                                                              2001        2000
                                                           ---------- ----------
                                                         (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 11,232    $ 11,876
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                            4,999       4,526
      Amortization                                              636         519
      Deferred income taxes                                      (3)        105
      Foreign currency transaction gains                       (635)          0
      (Gain) loss on disposal of property                       (28)         12
      Changes in assets and liabilities:
        Increase in receivables                              (1,058)     (3,777)
        (Increase) decrease in inventories                  (10,596)      4,742
        Decrease (increase) in other current assets           1,046      (2,251)
        Decrease in other assets                                100         150
        (Decrease) increase in accounts payable              (1,918)        654
        (Decrease) increase in accrued expenses                (126)      6,837
        Decrease in accrued pension cost                          0      (1,422)
                                                           --------    --------
           Net cash provided by operating activities          3,649      21,971
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                        (7,440)     (4,446)
   Acquisitions of businesses (net of cash acquired)        (17,436)     (1,791)
   Proceeds from disposal of held-to-maturity investments     2,225       4,064
   Proceeds from disposal of property                           205          70
                                                           --------    --------
      Net cash used in investing activities                 (22,446)     (2,103)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                    22,499      (3,998)
   Net long-term borrowings (repayments)                          0     (15,653)
   Dividends paid                                            (1,378)     (1,027)
   Issuance of common stock                                   1,146         272
                                                           --------    --------
      Net cash provided by (used in) financing activities    22,267     (20,406)
                                                           --------    --------

   Effect of exchange rate changes on cash                      899          78
                                                           --------    --------
      Net increase (decrease) in cash and cash equivalents    4,369        (460)
      Cash and cash equivalents at beginning of period        3,550       4,231
                                                           --------    --------
      Cash and cash equivalents at end of period           $  7,919    $  3,771
                                                           ========    ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------

     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at June 30, 2001 and 2000 and the consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001.

NOTE 2. INVENTORIES
-------------------

     Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

     Inventories are as follows: (dollars in thousands)

                                           (UNAUDITED)
                                          JUNE 30, 2001     DECEMBER 31, 2000
                                          -------------     -----------------
Raw material                                 $ 6,588            $ 6,157
Tooling                                        4,132              4,145
Work-in-process                               12,608             12,828
Finished goods                                34,097             23,717
                                             -------            -------
TOTAL                                        $57,425            $46,847
                                             =======            =======

     If the FIFO method of inventory valuation had been used for all inventories by the Company, inventories would have been $10,896,000 and $10,322,000 higher than reported at June 30, 2001 and December 31, 2000, respectively, and net income would have been $387,000 and $409,000 higher than reported for the six months ended June 30, 2001 and 2000, respectively. Other assets consist of long-term tooling inventory totaling $3,400,000 and $3,500,000 at June 30, 2001 and December 31, 2000, respectively.

NOTE 3.  LINES OF CREDIT
------------------------

     As of June 30, 2001, the Company has three unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities. The first line-of-credit facility permits maximum borrowings of $15,000,000, due on demand. At June 30, 2001, $10,379,000, bearing interest at 4.3625%, was outstanding on this facility. The availability of funds under this facility is periodically reviewed by the bank. The second line-of-credit facility permits borrowings of up to $10,000,000 and expires on September 30, 2001 unless extended by the bank. At June 30, 2001, $5,945,000, bearing interest at 4.3625%, was outstanding on this facility. In addition to the above short-term lines of credit, the Company has an unsecured line of credit with a bank that permits borrowings of up to $30,000,000 to finance acquisitions. At June 30, 2001 $1,441,000, bearing interest at 5.8315%, was outstanding on this facility and has been classified as short-term debt. The acquisition line of credit requires the Company to comply with certain financial covenants. At June 30, 2001 the Company was in compliance with all financial covenants. The Company also has a commercial loan outstanding as of June 30, 2001 for a total amount of $6,806,000. As of June 30, 2001, the loan is classified as short-term debt since it is the Company's intention to liquidate this debt within one year. The interest rate on the loan is 5.45%.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4. COMPREHENSIVE INCOME
----------------------------

     Total comprehensive income amounted to $2,731,000 and $6,155,000 for the three months ended June 30, 2001 and 2000, respectively and $9,288,000 and $11,619,000 for the six months ended June 30, 2001 and 2000, respectively.

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

     (Dollars in Thousands)


                                              THREE MONTHS ENDED           THREE MONTHS ENDED
                                                JUNE 30, 2001                 JUNE 30, 2000
                                                -------------                 -------------
                                            FASTENERS     MOTORS           FASTENERS     MOTORS
                                            ---------     ------           ---------     ------
Revenues from external customers            $ 44,029     $ 8,050           $ 53,825     $10,826
Operating profit                               5,466           6              8,040       1,330


                                              SIX MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30, 2001                 JUNE 30, 2000
                                                -------------                 -------------
                                            FASTENERS     MOTORS           FASTENERS     MOTORS
                                            ---------     ------           ---------     ------
Revenues from external customers            $101,234     $18,972           $108,757     $21,031
Operating profit                              15,714         608             15,878       2,303


Segment data reported under the new method of internal reporting is as follows:

     (Dollars in Thousands)

                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       JUNE 30, 2001                              JUNE 30, 2001
                                                       -------------                              -------------
                                            FASTENERS  DISTRIBUTION    MOTORS           FASTENERS  DISTRIBUTION     MOTORS
                                            ---------  ------------    ------           ---------  ------------     ------
Revenues from external customers            $ 35,570     $ 8,459      $ 8,050            $80,354     $20,880        $18,972
Intersegment revenues                          7,696                                      16,921
Operating profit (loss)                        7,272        (181)           6             18,128         646            608


                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30                      JUNE 30
                                                   -------                      -------
                                              2001       2000              2001        2000
                                              ----       ----              ----        ----
Total profit for reportable segments        $ 7,097     $ 9,370          $19,382     $18,181
Unallocated corporate expenses               (1,625)                      (3,060)
Other income (expense)                          (23)        214              318          23
                                            -------     -------          -------     -------
Income before income taxes                  $ 5,449     $ 9,584          $16,640     $18,204
                                            =======     =======          =======     =======


NOTE 7. EARNINGS PER SHARE DATA
-------------------------------

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. All share and per share amounts have been adjusted to account for the two-for-one stock split in the form of a 100% stock dividend that was issued on May 1, 2001.


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30                      JUNE 30
                                                   -------                      -------
                                              2001       2000              2001        2000
                                              ----       ----              ----        ----
     (In Thousands, except per share data)
Basic:
Net income                                  $ 3,678     $ 6,231          $11,232     $11,876
Weighted average shares outstanding          17,265      17,146           17,236      17,135
                                            -------     -------          -------     -------
Basic EPS                                   $  0.21     $  0.36          $  0.65     $  0.69
                                            =======     =======          =======     =======

Diluted:
Net income                                  $ 3,678     $ 6,231          $11,232     $11,876
                                            =======     =======          =======     =======

Weighted average shares outstanding          17,265      17,146           17,236      17,135
Net effect of dilutive stock options -
    based on treasury stock method              436         223              472         129
                                            -------     -------          -------     -------
Totals                                       17,701      17,368           17,708      17,264
                                            =======     =======          =======     =======
Diluted EPS                                 $  0.21     $  0.36          $  0.63     $  0.69
                                            =======     =======          =======     =======

NOTE 8. RECLASSIFICATIONS
-------------------------

     Certain reclassifications have been made to prior year amounts and balances to conform with the 2001 presentation.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 9.  RECENT ACCOUNTING DEVELOPMENTS
---------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $960,000 ($0.05 per share) per year. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 VS. QUARTER ENDED JUNE 30, 2000
-----------------------------------------------------------

     Consolidated net sales for the quarter ended June 30, 2001 were $52.1 million, versus $64.7 million for the quarter ended June 30, 2000, a decrease of 19.5%. Net sales to customers outside the United States for the quarter ended June 30, 2001 were $14.8 million, versus $16.1 million for the quarter ended June 30, 2000, an 8.1% decrease. Net sales for the fastener and distribution operations for the quarter ended June 30, 2001 were $44.0 million, versus $53.8 million for the quarter ended June 30, 2000, an 18.2% decrease. Motor net sales were $8.1 million for the quarter ended June 30, 2001, versus $10.8 million recorded for the quarter ended June 30, 2000, a 25.0% decrease.

     Within the fastener and distribution operations, sales volume decreased approximately 22.4% in the second quarter of 2001 compared to the second quarter of 2000. The number of fastener units sold within North America decreased approximately 30.3% in the second quarter of 2001 compared to the second quarter of 2000. This decrease is attributable to a general economic slowdown in the major markets served by the Company, particularly the telecommunications and computer markets, as well as inflated inventory levels at several of our larger distributors. The number of fastener units sold into Europe increased approximately 9.7% in the second quarter of 2001 compared to the second quarter of 2000. This market continued strong during most of the second quarter. The Asia-Pacific market saw sales volume decrease approximately 39.2% from the second quarter of 2000 to the second quarter of 2001. Strong competition from low cost Asian manufacturers as well as a decline in the computer market contributed to this decrease. Within the motor division the number of motors sold decreased 21.0% in the second quarter of 2001 compared to the second quarter of 2000. Several of the motor division's larger customers have postponed or cancelled projects due to the economic slowdown.

     Consolidated gross profit for the second quarter of 2001 was $16.6 million, versus $22.5 million for the second quarter of 2000, a decrease of 26.2%. Fastener and distribution gross profit decreased 23.3% in the second quarter of 2001 compared to the second quarter of 2000 while motor gross profit decreased 44.7%. Both segments were affected by lower volume and decreased capacity utilization. The Company has begun to implement cost saving measures; however, the Company believes that the full effect of these measures will not be realized until later in the year.

     Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 2001 were $11.1 million (21.3% of net sales), versus $13.1 million (20.3% of net sales) for the second quarter of 2000. Commission expense decreased 38.1% from the second quarter of 2000 to the second quarter of 2001 due to the reduced sales volume.

     Consolidated net income for the second quarter of 2001 was $3.7 million, versus $6.2 million for the second quarter of 2000. Other income declined from the second quarter of 2000 to the second quarter of 2001 due to reduced investment income and greater currency exchange losses.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000
-----------------------------------------------------------------

     Consolidated net sales for the six months ended June 30, 2001 were $120.2 million, versus $129.8 million for the six months ended June 30, 2000, a 7.4% decrease. Net sales to customers outside the United States for the six months ended June 30, 2001 were $32.8 million, versus $32.9 million for the six months ended June 30, 2000. Net sales for the fastener and distribution operations for the six months ended June 30, 2001 were $101.2 million, versus $108.8 million for the six months ended June 30, 2000, a 7.0% decrease. Motor sales were $19.0 million for the six months ended June 30, 2001, versus $21.0 million for the six months ended June 30, 2000, a 9.5% decrease.

     Within the fastener and distribution operations, sales volume decreased 7.6% from the first six months of 2000 to the first six months of 2001. Price increases averaging 3.2% were put into effect in the fourth quarter of 2000; however, the full effect of these increases was mitigated by currency fluctuations in Europe. Within the North American region, the number of fastener units sold decreased approximately 12.8% in the first six months of 2001 compared to the first six months of 2000 as a result of a weak second quarter 2001 in the telecommunication and computer markets. The number of fastener units sold into Europe increased approximately 14.0% in the first six months of 2001 compared to the first six months of 2000 as that market has yet to feel the effects of any slowdown. The Asia-Pacific region saw volume decrease approximately 22.3% in the first six months of 2001 compared to the first six months of 2000 as electronics productions has fallen off sharply in that region as a result of the slowdown in the computer market. The number of motors sold decreased 9.4% in the first six months of 2001 compared to the first six months of 2000. A small increase in first quarter volume was offset by the order cancellations and postponements of several large customers in the second quarter of 2001.

     Consolidated gross profit for the first six months of 2001 was $40.4 million, versus $43.6 million for the first six months of 2000, a 7.3% decrease. Fastener and distribution gross profit decreased 4.9% in the first six months of 2001 compared to the first six months of 2000 while motor gross profit decreased 21.5% during the same period. Both segments were affected by decreasing volume requirements that led to higher per unit costs. The Company has begun to implement cost saving measures; however, the Company believes that the full effect of these measures will not be realized until later in the year.

     Consolidated SG&A expenses for the first six months of 2001 were $24.1 million (20.0% of net sales), versus $25.4 million (19.6% of net sales) for the first six months of 2000. Consolidated net income for the first six months of 2001 was $11.2 million, versus $11.9 million for the first six months of 2000.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operations totaled $3.6 million for the six months ended June 30, 2001. Funds from operations along with the proceeds from short-term borrowings were sufficient to pay normal dividends and capital expenditures, and to fund the acquisition of Precision Steel Components Limited. The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.


FORWARD-LOOKING STATEMENTS
--------------------------

     Forward-looking statements are made throughout this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in demand in markets served by the Company, particularly the computer and telecommunications markets, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------

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

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     The Company held its 2001 Annual Meeting of Stockholders (the "Annual Meeting") on April 26, 2001. The matters voted upon at the Annual Meeting and the respective voting results were as follows:

     1. The election of three Class A Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2004 and until their successors are duly elected.

Name of Nominee                     For                       Withheld
---------------                     ---                       --------
Martin Bidart                     1,496,400                   104,233
Maurice D. Oaks                   1,496,400                   104,233
Charles R. Smith                  1,496,400                   104,233

     The Directors whose term of office continued after the meeting were:

Class B Directors:
------------------
Kenneth A Swanstrom
Lewis W. Hull
Mark W. Simon

Class C Directors:
------------------
Willard S. Boothby, Jr.
Thomas M. Hyndman, Jr.
Daryl L. Swanstrom

     2. The election of Ernst & Young LLP as auditors for the Company for its 2001 fiscal year.


                   For                 Against               Abstain
                   ---                 -------               -------
                1,599,011                387                  1,235

     3. The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares and the number of authorized shares of Class A Common Stock from 3,000,000 shares to 10,000,000 shares.

                   For                 Against               Abstain
                   ---                 -------               -------
                1,348,432              250,699                1,502


ITEM 5. OTHER INFORMATION
-------------------------

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     a)  Exhibits

Exhibit No.                    Description
-----------                    -----------

   3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q Quarterly Report for the period ended March 31, 2001.)

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







                     PENN ENGINEERING & MANUFACTURING CORP.


Dated:  August 13, 2001             By:      /s/ Kenneth A. Swanstrom
                                             ----------------------------------
                                                 Kenneth A. Swanstrom
                                                 Chairman/CEO




Dated:  August 13, 2001             By:      /s/ Mark W. Simon
                                             ----------------------------------
                                                 Mark W. Simon
                                                 Vice President - Finance