Form 10-Q
period 2001-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2001-11-13
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to
                                                --------   ------

                          Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          23-0951065
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

5190 Old Easton Highway, P.O. Box 1000, Danboro, Pennsylvania        18916
-------------------------------------------------------------      ----------
       (Address of principal executive offices)                    (Zip Code)


                                 (215)-766-8853
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 13,964,795 shares of common stock, $.01 par value, outstanding on November 8, 2001.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                     ASSETS
                                     ------

                                             (UNAUDITED)
                                         SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                         ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                  $  9,120            $  3,550
   Short-term investments                          777               3,064
   Accounts receivable-net                      31,839              43,039
   Inventories                                  59,992              46,847
   Other current assets                          2,728               5,139
                                              --------            --------
      Total current assets                     104,456             101,639
                                              --------            --------

PROPERTY
   Property, plant & equipment                 170,793             153,811
   Less accumulated depreciation                75,389              69,524
                                              --------            --------
      Property - net                            95,404              84,287
                                              --------            --------

GOODWILL, NET                                   26,505              20,570
                                              --------            --------

OTHER ASSETS                                     3,000               3,500
                                              --------            --------
       TOTAL                                  $229,365            $209,996
                                              ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable-trade                     $  4,884            $ 10,612
   Bank debt                                    18,159               2,783
   Dividends payable                             1,383                   0
   Accrued expenses:
    Pension & profit sharing                     5,668               3,106
    Payroll & commissions                        2,415               4,712
    Other                                        1,277               1,890
                                              --------            --------
      Total current liabilities                 33,786              23,103
                                              --------            --------
ACCRUED PENSION COST                             5,965               5,965
                                              --------            --------

DEFERRED INCOME TAXES                            4,644               4,640
                                              --------            --------

STOCKHOLDERS' EQUITY
   Common stock                                    147                 146
   Class A common stock                             35                  35
   Additional paid-in capital                   38,852              37,646
   Retained earnings                           153,247             145,339
   Accumulated other comprehensive income       (1,875)             (1,442)
   Treasury stock                               (5,436)             (5,436)
                                              --------            --------
      Total stockholders' equity               184,970             176,288
                                              --------            --------
         TOTAL                                $229,365            $209,996
                                              ========            ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME
                                   (Unaudited)

(Dollars in thousands except per share amounts)

                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                               ------------------                       -----------------
                                   SEPTEMBER 30, 2001   SEPTEMBER 30, 2000  SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                   ------------------   ------------------  ------------------  ------------------
NET SALES                               $36,616              $66,551           $156,822            $196,339
COST OF PRODUCTS SOLD                    25,511               42,432            105,303             128,630
                                        -------              -------           --------            --------
GROSS PROFIT                             11,105               24,119             51,519              67,709

SELLING EXPENSES                          4,967                7,460             16,321              21,032
GENERAL AND ADMINISTRATIVE EXPENSES       5,000                5,929             17,737              17,765
                                        -------              -------           --------            --------
OPERATING INCOME                          1,138               10,730             17,461              28,912
                                        -------              -------           --------            --------
OTHER INCOME (EXPENSE):
   Interest income                           46                  100                245                 379
   Interest expense                        (269)                 (56)              (790)               (686)
   Other, net                              (296)                (292)               344                  81
                                        -------              -------           --------            --------
TOTAL OTHER INCOME (EXPENSE)               (519)                (248)              (201)               (226)
                                        -------              -------           --------            --------

INCOME BEFORE INCOME TAXES                  619               10,482             17,260              28,686
PROVISION FOR INCOME TAXES                 (200)               3,004              5,208               9,332
                                        -------              -------           --------            --------
NET INCOME                              $   819              $ 7,478           $ 12,052            $ 19,354
                                        =======              =======           ========            ========

PER SHARE DATA:
   Basic earnings                       $  0.05              $  0.44           $   0.70            $   1.13
                                        =======              =======           ========            ========

   Diluted earnings                     $  0.05              $  0.43           $   0.68            $   1.11
                                        =======              =======           ========            ========

   Cash dividends declared              $  0.08              $  0.07           $   0.24            $   0.19
                                        =======              =======           ========            ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

                                                                           NINE MONTHS ENDED
                                                                           -----------------
                                                               SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                               ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 12,052            $ 19,354
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                    7,567               7,004
       Amortization                                                    1,001                 795
       Deferred income taxes                                               4                 192
       Foreign currency transaction losses                               679
       Loss on disposal of property                                      155                  34
       Changes in assets and liabilities:
         Decrease (increase) in receivables                           11,230              (7,946)
         (Increase) decrease in inventories                          (12,896)              2,958
         Decrease (increase) in prepaid expenses                       2,578              (4,446)
         Decrease in other assets                                        500                 150
         (Decrease) increase in accounts payable                      (6,195)              2,061
         (Decrease) increase in accrued expenses                        (585)              9,172
         Decrease in accrued pension cost                                  0                (992)
                                                                    --------            --------
           Net cash provided by operating activities                  16,090              28,336
                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                (10,179)            (10,167)
   Acquisitions of businesses (net of cash)                          (16,707)             (1,791)
   Proceeds from disposal of held-to-maturity investments              2,296               6,118
   Proceeds from disposal of property                                    242                 144
                                                                    --------            --------
           Net cash used in investing activities                     (24,348)             (5,696)
                                                                    --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                             15,377              (4,083)
   Net long-term repayments                                                0             (15,653)
   Dividends paid                                                     (2,760)             (2,056)
   Issuance of common stock                                            1,206                 400
                                                                    --------            --------
           Net cash provided by (used in) financing activities        13,823             (21,392)
                                                                    --------            --------

   Effect of exchange rate changes on cash                                 5                (207)
                                                                    --------            --------
     Net increase in cash and cash equivalents                         5,570               1,041
     Cash and cash equivalents at beginning of year                    3,550               4,231
                                                                    --------            --------
     Cash and cash equivalents at end of period                     $  9,120            $  5,272
                                                                    ========            ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------

     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at September 30, 2001 and 2000 and the consolidated statements of income and cash flows for the nine-month periods then ended. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001.

NOTE 2. INVENTORIES
-------------------

     Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

     Inventories are as follows: (dollars in thousands)

                                          (UNAUDITED)
                                       SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                       ------------------      -----------------

Raw material                                $ 6,241                 $ 6,157
Tooling                                       4,250                   4,145
Work-in-process                              10,921                  12,828
Finished goods                               38,580                  23,717
                                            -------                 -------
TOTAL                                       $59,992                 $46,847
                                            =======                 =======

     If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $11,147,000 and $10,322,000 higher than reported at September 30, 2001 and December 31, 2000, respectively, and net income would have been $576,000 and $635,000 higher than reported for the nine months ended September 30, 2001 and 2000, respectively. Other assets consist of long-term tooling inventory totaling $3,000,000 and $3,500,000 at September 30, 2001 and December 31, 2000, respectively.

NOTE 3. BANK DEBT
-----------------

     As of September 30, 2001, the Company has three unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities. The first line-of-credit facility permits maximum borrowings of $15,000,000, due on demand. At September 30, 2001, $8,580,000, bearing interest at 3.13%, was outstanding on this facility. The availability of funds under this facility is periodically reviewed by the bank. The second line-of-credit facility permits borrowings of up to $10,000,000 and expires on November 30, 2001 unless extended by the bank. At September 30, 2001, $1,508,000, bearing interest at 3.13%, was outstanding on this facility. In addition to the above short-term lines of credit, the Company has an unsecured line of credit with a bank that permits borrowings of up to $30,000,000 to finance acquisitions. At September 30, 2001, $721,000, bearing interest at 5.3295%, was outstanding on this facility and has been classified as short-term debt. The acquisition line of credit requires the Company to comply with certain financial covenants. At September 30, 2001 the Company was in compliance with all financial covenants. The Company also has two commercial loans outstanding as of September 30, 2001 for a total amount of $7,350,000. As of September 30, 2001, the loans are classified as short-term debt since it is the Company's intention to liquidate this debt within one year. The interest rate on both loans is 5.45%.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 4. COMPREHENSIVE INCOME
----------------------------

     Total comprehensive income amounted to $2,623,000 and $7,429,000 for the three months ended September 30, 2001 and 2000, respectively and $11,619,000 and $19,049,000 for the nine months ended September 30, 2001 and 2000, respectively.

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


(Dollars in Thousands)

                                             THREE MONTHS ENDED         THREE MONTHS ENDED
                                             SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                             ------------------         ------------------
                                            FASTENERS     MOTORS       FASTENERS     MOTORS
                                            ---------     ------       ---------     ------
Revenues from external customers             $28,586      $8,030        $55,782     $10,769
Operating profit                                 775         363          9,231       1,499


                                             NINE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                             ------------------         ------------------
                                            FASTENERS     MOTORS       FASTENERS     MOTORS
                                            ---------     ------       ---------     ------
Revenues from external customers            $129,820     $27,002       $164,539     $31,800
Operating profit                              16,489         972         25,110       3,802


Segment data reported under the new method of internal reporting is as follows:


          (Dollars in Thousands)

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2001                       SEPTEMBER 30, 2001
                                                     ------------------                       ------------------
                                           FASTENERS     DISTRIBUTION     MOTORS     FASTENERS     DISTRIBUTION     MOTORS
                                           ---------     ------------     ------     ---------     ------------     ------
Revenues from external customers            $20,999         $7,587        $8,030     $101,354        $28,466       $27,002
Intersegment revenues                         4,192                                    21,113
Operating profit (loss)                      (1,068)         1,470           363       17,060          2,116           972


                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                             ------------------         ------------------
                                             2001          2000         2001          2000
                                             ----          ----         ----          ----
Total profit for reportable segments        $  765       $10,730      $20,148       $28,912
Unallocated corporate income (expense)         373                     (2,687)
Other income (expense)                        (519)         (248)        (201)         (226)
                                            -------       -------      -------       -------
Income before income taxes                  $  619       $10,482      $17,260       $28,686
                                            ======       =======      =======       =======



NOTE 7. EARNINGS PER SHARE DATA
-------------------------------

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. All share and per share amounts have been adjusted to account for the two-for-one stock split in the form of a 100% stock dividend that was issued on May 1, 2001.


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                             ------------------         ------------------
                                             2001          2000         2001          2000
                                             ----          ----         ----          ----
(In Thousands, except per share data)
Basic:
Net income                                 $   819       $ 7,478      $12,052       $19,354
Average shares outstanding                  17,286        17,156       17,253        17,142
                                           -------       -------      -------       -------
Basic EPS                                  $  0.05       $  0.44      $  0.70       $  1.13
                                           =======       =======      =======       =======
Diluted:
Net income                                 $   819       $ 7,478      $12,052       $19,354
                                           =======       =======      =======       =======
Average shares outstanding                  17,286        17,156       17,253        17,142
Net effect of dilutive stock options-
    based on treasury stock method             329           352          418           223
                                           -------       -------      -------       -------
Totals                                      17,615        17,508       17,671        17,365
                                           =======       =======      =======       =======
Diluted EPS                                $  0.05       $  0.43      $  0.68       $  1.11
                                           =======       =======      =======       =======


NOTE 8. RECLASSIFICATIONS
-------------------------

     Certain reclassifications have been made to prior year amounts and balances to conform with the 2001 presentation.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 9. RECENT ACCOUNTING DEVELOPMENTS
--------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No, 141, "Business Combinations", and No. 142, "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 VS. QUARTER ENDED SEPTEMBER 30, 2000
---------------------------------------------------------------------

     Consolidated net sales for the quarter ended September 30, 2001 were $36.6 million, versus $66.6 million for the quarter ended September 30, 2000, a 45.0% decrease. Net sales to customers outside the United States for the quarter ended September 30, 2001 were $11.1 million, versus $16.5 million for the quarter ended September 30, 2000, a 32.7% decrease. Net sales for the fastener and distribution operations for the quarter ended September 30, 2001 were $28.6 million, versus $55.8 million for the quarter ended September 30, 2000, a 48.7% decrease. Motor net sales were $8.0 million for the quarter ended September 30, 2001, versus $10.8 million recorded for the quarter ended September 30, 2000, a 25.9% decrease.

     Within the fastener and distribution operations, sales volume decreased approximately 50.0% in the third quarter of 2001 compared to the third quarter of 2000. The number of fastener units sold within North America decreased approximately 58.5% in the third quarter of 2001 compared to the third quarter of 2000. The number of fastener units sold into Europe decreased approximately 26.0% in the third quarter of 2001 compared to the third quarter of 2000, while the number of fastener units sold into the Asia-Pacific region decreased approximately 33.1% during the same period. The Company continues to be impacted by the effect of the economic downturn that began early in the year in the PC, telecommunications, server, and electronics markets, which together constitute approximately 77% of the Company's sales volume. The downturn appears to be spreading to our foreign markets as well as our domestic markets. Within the motor division the number of motors sold decreased 17.4% in the third quarter of 2001 compared to the third quarter of 2000 while the average selling price also decreased 9.7%. Downturns in the semiconductor and the data storage industries accounted for a majority of this decrease.

     Consolidated gross profit for the third quarter of 2001 was $11.1 million, versus $24.1 million for the third quarter of 2000, a decrease of 53.9%. Fastener and distribution gross profit decreased 56.8% in the third quarter of 2001 compared to the third quarter of 2000 while motor gross profit decreased 37.5%. Both segments were affected by lower sales volume and decreased capacity utilization. The Company has begun to implement cost saving measures - the Fastening division will close its Suffolk, Virginia manufacturing facility effective December 9, 2001 while its Willimantic, Connecticut facility was closed and disposed of in July 2001. Employee reductions in both the fastener and motor divisions have also been made to balance Company resources with current economic conditions and future business requirements. These actions are expected to result in one-time costs of approximately $1.0 million in the fourth quarter of 2001.

     Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 2001 were $10.0 million, versus $13.4 million for the third quarter of 2000. Commission expense decreased 48.7% from the third quarter of 2000 to the third quarter of 2001 due to the reduced sales volume.

     Consolidated net income for the third quarter of 2001 was $0.8 million, versus $7.5 million for the third quarter of 2000. The Company benefited from tax refunds due to foreign tax credits from prior years as well as a reduced effective tax rate from foreign sales tax planning.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------

     Consolidated net sales for the nine months ended September 30, 2001 were $156.8 million, versus $196.3 million for the nine months ended September 30, 2000, a 20.1% decrease. Net sales to customers outside the United States for the nine months ended September 30, 2001 were $44.1 million, versus $49.4 million for the nine months ended September 30, 2000, a 10.7% decrease. Net sales for the fastener and distribution operations for the nine months ended September 30, 2001 were $129.8 million, versus $164.5 million for the nine months ended September 30, 2000, a 21.1% decrease. Motor sales were $27.0 million for the nine months ended September 30, 2001, versus $31.8 million for the nine months ended September 30, 2000, a 15.1% decrease.

     Within the fastener and distribution operations, sales volume decreased 21.8% from the first nine months of 2000 to the first nine months of 2001. Price increases averaging 3.2% were put into effect in the fourth quarter of 2000; however, the full effect of these increases was mitigated by currency fluctuations in Europe. The number of fastener units sold within North America decreased approximately 28.0% in the first nine months of 2001 compared to the first nine months of 2000 due to the economic slowdown in the PC, telecommunications, server, and electronics markets which began early in the year. The number of fastener units sold into Europe increased less than 1% in the first nine months of 2001 compared to the first nine months of 2000 as the European economy remained steady through the first half of 2001. The number of fastener units sold into the Asia-Pacific region decreased approximately 26.3% in the first nine months of 2001 compared to the first nine months of 2000 as electronics production has fallen off sharply in that region as a result of the slowdown in the computer market. The number of motors sold decreased 12.0% in the first nine months of 2001 compared to the first nine months of 2000 and the average selling price decreased 3.5% during the same period.

     Consolidated gross profit for the first nine months of 2001 was $51.5 million, versus $67.7 million for the first nine months of 2000, a 23.9% decrease. Fastener and distribution gross profit decreased 23.3% in the first nine months of 2001 compared to the first nine months of 2000 while motor gross profit decreased 27.3% during the same period. Both segments continue to be affected by decreasing volume requirements while much of the Company's cost savings measures will not be fully realized until the first quarter of 2002.

     Consolidated SG&A expenses for the first nine months of 2001 were $34.1 million (21.7% of net sales), versus $38.8 million (19.8% of net sales) for the first nine months of 2000. The Company is attempting to adjust its SG&A spending level to the reduced sales demands through staff reductions and tighter control over spending.

     Consolidated net income for the first nine months of 2001 was $12.1 million, versus $19.4 million for the first nine months of 2000. The Company incurred $790,000 of interest expense in the first nine months of 2001 related to loans outstanding to finance acquisitions and benefited from a lower effective tax rate in 2001 due to foreign tax credits from prior years.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operations totaled $16.1 million for the nine months ended September 30, 2001 as compared to $28.3 million in the comparable period of 2000. The Company's accounts receivable balance decreased $11.2 million from December 31, 2000 to September 30, 2001 as a result of increased collection efforts and reduced sales volume. Funds from operations were sufficient to pay normal dividends and capital expenditures. The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

FORWARD-LOOKING STATEMENTS
--------------------------

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 under the Private Securities Litigation Reform Act of 1995, are made throughout this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in demand in markets served by the Company, particularly the computer and telecommunications markets, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations.

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


     b)  Reports on Form 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     PENN ENGINEERING & MANUFACTURING CORP.


Dated:   November 13, 2001                         By:
                                                      --------------------------
                                                      Kenneth A. Swanstrom
                                                      Chairman/CEO



Dated:   November 13, 2001                         By:
                                                      --------------------------
                                                      Mark W. Simon
                                                      Vice President - Finance