Form 10-K405
period 2001-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2002-03-15
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to
     _________________

Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      23-0951065
------------------------------------                -------------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                      identification no.)

P.O. Box 1000, Danboro, Pennsylvania                       18916
------------------------------------                    -----------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code: (215) 766-8853 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
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
Yes   X   .   No .
    -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $211,048,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 13,991,645 shares of Common Stock and 3,350,164 shares of Class A Common Stock outstanding on March 1, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's 2001 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14.

2. Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders filed with the Commission on March 15, 2002 are incorporated by reference in Items 10, 11, 12, and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.

                                   -----------

                            INDEX TO FORM 10-K REPORT

                                   -----------

                                                                           PAGE
                                                                           ----
I.    PART I.

      Item 1.    Business....................................................  1
      Item 2.    Properties..................................................  5
      Item 3.    Legal Proceedings...........................................  6
      Item 4.    Submission of Matters to a Vote of Security Holders.........  6
                 Executive Officers of the Registrant........................  6

II.   PART II.

      Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................  7
      Item 6.    Selected Financial Data.....................................  7
      Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................  7
      Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...  7
      Item 8.    Financial Statements and Supplementary Data.................  8
      Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.........................  8

III.  PART III.

      Item 10.   Directors and Executive Officers of the Registrant..........  9
      Item 11.   Executive Compensation......................................  9
      Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management..................................................  9
      Item 13.   Certain Relationships and Related Transactions.............. 10

IV.   PART IV.

      Item 14.   Exhibits, Financial Statements and Schedules and
                   Reports on Form 8-K....................................... 10

                                     PART I

ITEM 1.   BUSINESS.

          (A)  GENERAL DEVELOPMENT OF BUSINESS.

          The Registrant, a Delaware corporation, was incorporated in 1942. The primary businesses of the Registrant are:

               (i) The development, manufacture, and sale through Registrant's PEM[registered] Fastening Systems division ("PEM Fastening Systems") of PEM[registered] self-clinching and broaching fasteners, inserts for plastics, and automatic insertion equipment for such fasteners sold under the name PEMSERTER[registered];

               (ii) The development, manufacture, and sale through the Registrant's Pittman division ("Pittman") of permanent magnet brush-commutated dc motors under the Pittman[registered] trademark, and electronically commutated brushless dc servomotors under the Elcom[registered] trademark; and

               (iii) The distribution of fasteners and other components utilized by original equipment manufacturers ("OEMs") and the provision of comprehensive logistical and inventory management services through Arconix Group, Inc. ("Arconix Group"), which the Registrant commenced reporting as a separate business segment for the fiscal year ended December 31, 2001.

          On February 5, 2001, the Registrant acquired all of the issued and outstanding capital stock of Precision Steel Holdings, Ltd. and its subsidiary, Precision Steel Components Ltd., whose name was changed in February 2002 to PEM Fastening Systems/Europe Ltd. PEM Fastening Systems/Europe Ltd., which is located in Galway, Ireland, is a manufacturer of screw machine products, serving customers throughout Europe. The purchase price of approximately $17.4 million consisted of cash, the assumption of certain liabilities and acquisition-related expenses. The cash portion of the purchase price was financed with borrowings under the Registrant's existing line of credit facilities.

          (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

          The answer to this Item is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements "Financial Reporting for Business Segments of the Registrant" on pages 22, 23, and 24 of the Registrant's 2001 Annual Report to Stockholders (the "Annual Report"), which is included as Exhibit (13) to this Form 10-K Annual Report.

          (C) NARRATIVE DESCRIPTION OF BUSINESS.

          PEM Fastening Systems is the world's leading manufacturer of self-clinching fasteners, which are used by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM[registered] self-clinching fasteners were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal.

Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile parts, such as air bags and windshield wipers.

          The Registrant's fasteners are primarily used by sheet metal fabricators, which utilize the Registrant's fasteners to produce sub-assemblies for OEMs. Both OEMs and their subcontractors seek fastening solutions that provide lower total installed cost and are highly reliable, thereby lowering production and service costs. The Registrant's application engineers, its distributors and its independent distributors continually work in close collaboration with OEMs and their subcontractors early in the design process to determine appropriate fastener applications and to engineer fastening solutions. This collaboration often results in OEMs specifying the Registrant's fasteners in their products. Self-clinching fasteners generally compete against loose hardware, such as nuts and bolts. Even though the Registrant's fasteners typically sell at a premium to loose hardware, its fasteners generally result in lower overall manufacturing costs for the end user.

          PEM Fastening Systems also manufactures and sells manual and automated presses for fastener installation under the PEMSERTER[registered] trademark. The rapid and accurate installation provided by PEMSERTER[registered] presses, together with the Registrant's broad range of fastener products, provides the Registrant's customers with a complete fastening system.

          Pittman produces high-quality, high-performance, permanent magnet dc motors and electronically commutated brushless dc servomotors used in light-weight precision electronics, medical, and manufacturing applications such as archival storage, printing, copying, robotics, and medical diagnostic equipment and centrifuges. Pittman's broad range of products are typically adapted to the specific requirements of individual customers.

          Arconix Group is a global distribution organization that offers a single source of supply for fastening and electronic hardware products and other components utilized by OEMs and their subcontractors and also provides a broad range of logistical and on-site inventory management services.

          The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 1999, 2000, and 2001:

                                          Percentage of Total Sales
                                          -------------------------
          Year Ended
          December 31,        Fasteners           Motors        Distribution
          ------------        ---------           ------        ------------

             1999                82%                18%               *
             2000                84                 16                *
             2001                63                 18               19%

--------------------

* Prior to 2001, the sales of the distribution segment were included with those of the fastener segment.

          The Registrant's fastener products are sold through a worldwide network of approximately 40 authorized independent distributors located in 36 countries, including the

Registrant's own subsidiaries in California, Singapore, England, and Mexico. Many of the independent distributors and engineering representative organizations have been affiliated with the Registrant for more than 20 years. The Registrant's independent distributors, which maintain their own inventories of the Registrant's products, typically sell other complementary industrial components. The Registrant's return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. The Registrant supplies its customers and distributors through warehouses in Oxnard, California, Doncaster, England, Singapore and Guadalajara, Mexico in addition to maintaining an inventory at its Danboro, Pennsylvania facility.

          Domestic and European sales of Pittman motors are made through independent sales representatives.

          During the year ended December 31, 2001, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of PEM Fastening Systems in the market for self-clinching, broaching, and insert fasteners. The Registrant believes that PEM Fastening Systems has maintained its market share during 2001. Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching, and insert fasteners.

          The Registrant also believes that Pittman has maintained its competitive position in the dc motor market in 2001 and that Arconix Group has maintained its competitive position in the distribution and inventory management services arena in 2001.

          Among PEM Fastening Systems' principal customers for fasteners and PEMSERTER[registered] presses are manufacturers of business machines, personal computers, computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors, and other fabricated metal products. Pittman's principal customers for the dc motors and servomotors are manufacturers of mass data storage units, automated production equipment, instruments, computer peripherals, business machines, and medical equipment. Arconix Group's customers are generally the same as those of PEM Fastening Systems. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. However, sales of fasteners to one of the Registrant's authorized distributors totaled approximately $25,354,000 for the year ended December 31, 1999, $32,557,000 for the year ended December 31, 2000, and $22,105,000 for the year ended December 31, 2001, or approximately 13%, 12%, and 12%, respectively, of the Registrant's consolidated net sales during such years.

          As of December 31, 2001, the Registrant had an order backlog of $24,028,000 compared with $98,998,000 as of December 31, 2000. The Registrant estimates that substantially all of its backlog as of December 31, 2001 will be shipped during its fiscal year ending December 31, 2002.

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

          Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 1999, 2000, and 2001 were approximately $4,727,000, $5,635,000, and $5,111,000, respectively.

          The Registrant believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

          As of December 31, 2001, 1,344 persons were employed by the Registrant, 313 fewer than were employed as of December 31, 2000. The Registrant believes that its labor rates are comparable to those of its competitors and that the Registrant's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

          (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

          The answer to this Item is incorporated by reference to Note 12 "Financial Reporting for Business Segments of the Company" on pages 22, 23 and 24 of the Annual Report. All foreign sales, except for those of Arconix/UK Ltd., Arconix/Singapore Pte Ltd., and PEM Fastening Systems/Europe Ltd. (formerly known as Precision Steel Components Ltd.), are sold F.O.B., the Registrant's United States factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through the Registrant's wholly owned subsidiaries, Arconix/UK Ltd. and PEM Fastening Systems/Europe Ltd., and are denominated in pounds sterling, Irish pounds, U.S. dollars, and Euros. Sales in the Pacific Rim are made through the Registrant's wholly owned subsidiary, Arconix/Singapore Pte Ltd., and are denominated in Singapore dollars and U.S. dollars. In 2002, the Registrant will commence selling in Mexico through its Arconix/Mexico affiliate, which sales will be denominated in U.S. dollars and Mexican pesos. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

          RISK FACTORS

          MANY OF THE COMPANY'S CUSTOMERS ARE IN CYCLICAL INDUSTRIES, AND THEIR PURCHASES FROM THE COMPANY TEND TO DECLINE DURING PERIODS OF ECONOMIC SLOWDOWN.

          A majority of the Company's revenues are derived from customers and OEMs that are in industries and businesses that are cyclical in nature and subject to change in general economic conditions, such as business machines, personal computers, computer peripherals, electronic and communications equipment, and other electronic equipment. Demand for the Company's products is affected by the business success of the Company's OEM and indirect customers who purchase products from those OEM customers. General economic or industry-specific downturns could have a material adverse effect on the Company and its business, results of operations, and financial condition.

          THE COMPANY'S FOREIGN OPERATIONS ARE SUBJECT TO NUMEROUS RISKS, INCLUDING CURRENCY FLUCTUATIONS AND OTHER RISKS THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS.

          Foreign sales accounted for approximately 26% of the Company's 2001 consolidated sales. Because not all of the Company's sales and expenses are incurred in U.S. dollars, the Company's operations have been and may continue to be affected by fluctuations in currency exchange rates. Furthermore, currency fluctuations may cause reported sales to fluctuate from period to period regardless of the fluctuation in the volume of such sales in foreign currencies. The Company purchases forward foreign currency exchange contracts to attempt to insulate the Company from the impact of foreign currency exchange rate fluctuations. See Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in this Form 10-K Annual Report.

          Foreign sales are subject to numerous other risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, the imposition of product tariffs, and the burdens of complying with a wide variety of international and U.S. export laws.

ITEM 2.   PROPERTIES.

          The Registrant's principal plants and offices, all of which (other than the Singapore and Mexico offices) were owned by the Registrant, were as follows:


     LOCATION                     SIZE OF FACILITY                USE OF FACILITY
     --------                     ----------------                ---------------

Danboro, Pennsylvania             230,000 sq. ft building         Executive offices and
                                  on 107 acres                    manufacture of fasteners

Winston-Salem,                    120,000 sq. ft. building        Manufacture of fasteners
North Carolina                    on 16.3 acres; and
                                  58,280 sq. ft. building
                                  on 6 acres

Kent, Ohio                        75,000 sq. ft. building         Manufacture of fasteners
                                  on 10 acres

Harleysville, Pennsylvania        58,000 sq. ft. building         Manufacture of dc motors
                                  on 6 acres

Galway, Ireland                   55,000 sq. ft. building         Manufacture of fasteners
                                  on 2 acres

Bedminster, Pennsylvania          51,000 sq. ft. building         Manufacture of installation
                                  on 10 acres                     presses and tooling




LOCATION                          SIZE OF FACILITY                USE OF FACILITY
--------                          ----------------                ---------------

Oxnard, California                30,600 sq. ft. building         Office and warehouse for
                                  on 2 acres                      the distribution of fasteners
                                                                  and related components

Doncaster, England                33,250 sq. ft. building         Office and warehouse for
                                  on 5 acres                      the distribution of fasteners
                                                                  and related components


          The Registrant has also leased 9,758 sq. ft. of office and warehouse space in Guadalajara, Mexico and 7,000 sq. ft. of office and warehouse space in Singapore. The Registrant carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which are deemed adequate.

ITEM 3.   LEGAL PROCEEDINGS.

          The answer to this Item is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements "Commitments & Contingencies" on page 22 of the Annual Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

          EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information about the executive officers of the Registrant is as follows:

NAME                       AGE   POSITION HELD WITH THE REGISTRANT
----                       ---   ---------------------------------

Kenneth A. Swanstrom       62    Chairman of the Board and
                                 Chief Executive Officer

Martin Bidart              65    President and Chief Operating Officer

Mark W. Simon              63    Senior Vice President, Chief Financial Officer,
                                 and Corporate Secretary

Raymond L. Bievenour       58    Vice President - Corporate Business
                                 Development

Royce C. Sturdevant        41    Vice President - Corporate Quality

Francis P. Wilson          62    President - PEM Fastening Systems

Kent R. Fretz              64    President - Pittman

NAME                       AGE   POSITION HELD WITH THE REGISTRANT
----                       ---   ---------------------------------

Richard F. Davies          52    Treasurer and Assistant Secretary

William E. Sarnese         48    Corporate Controller and Assistant Secretary

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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Registrant's common stock (non-voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNN." The Registrant's Class A common stock (voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNNA." As of March 1, 2002, there were 510 holders of record of the Registrant's common stock and 355 holders of record of the Registrant's Class A common stock. Additional information with respect to this Item 5 is incorporated by reference to page 13 of the Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA.

          The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 9 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The answer to this Item is incorporated by reference to pages 10 through 12 of the Annual Report.

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

          Annually, Registrant's financial officers approve the outlook for expected currency exchange rate movements, as well as the policy on desired future foreign currency cash flow positions (i.e., long, short, balanced) for those currencies where there is significant activity. These officers receive reports on open foreign currency hedges on a regular basis. Expected future cash flow positions and strategies are continuously monitored. Foreign exchange practices, including the use of derivative financial instruments, are reviewed with the Audit Committee of the Registrant's Board of Directors at least annually.

          Considering both the anticipated cash flows from firm sales commitments plus anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of the budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect that this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different from the sensitivity effect mentioned above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others strengthen.

          The Registrant does not believe that its earnings will be exposed to changes in short-term interest rates because the Registrant has entered into interest rate swap agreements in 2002 for substantially all of its short and long-term debt at an average rate of approximately 3.7%. A small portion of current debt as well as any additional debt incurred in 2002, for working capital or acquisitions, may affect the Registrant's earnings due to potential interest rate risk. The fair values of the Registrant's bank loans are not significantly affected by changes in market interest rates. The change in fair value of the Registrant's long-term debt resulting from a hypothetical 10% change in interest rates is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The answer to this Item is incorporated by reference to pages 13 through 24 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The response to this Item with respect to the Registrant's directors is incorporated by reference to pages 5 through 6 of the proxy statement relating to the Registrant's 2002 annual meeting of stockholders to be held April 25, 2002 (the "Proxy Statement"). Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

          The response to this Item is incorporated by reference to pages 7 through 12 of the Proxy Statement, other than the "Report of the Compensation Committee of the Board of Directors" and the "Performance Graph," which are not incorporated by reference into this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The response to this Item is incorporated by reference to pages 2 through 4 of the Proxy Statement.

          The following table sets forth information regarding equity compensation plans of the Registrant. Only shares of the Registrant's common stock (non-voting) may be issued under the Registrant's equity compensation plans. The Registrant does not have any equity compensation plans that have not been approved by the stockholders of the Registrant.



                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                           Number of securities
                                                                                         remaining available for
                                    Number of securities                                  future issuance under
                                     to be issued upon           Weighted-average          equity compensation
                                        exercise of              exercise price of           plans (excluding
                                   outstanding options,         outstanding options,       securities reflected
     Plan category                 warrants and rights          warrants and rights           in column (a))
     -------------                 -------------------          -------------------           --------------
                                           (a)                        (b)                           (c )
Equity compensation
plans approved by                       1,947,286                   $14.33                       1,100,862
security holders

Equity compensation
plans not approved by                       --                         --                            --
security holders

         Total                          1,947,286                   $14.33                       1,100,862


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K.

          (A)  FINANCIAL STATEMENTS, FINANCIAL SCHEDULES AND EXHIBITS FILED.

               1. CONSOLIDATED FINANCIAL STATEMENTS.

               The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:


                                                                                     PAGE
                                                                                     ----

                  Consolidated Balance Sheets at December 31, 2001 and 2000           14*

                  Statements of Consolidated Income                                   15*
                  for the years ended December 31, 2001, 2000, and 1999.

                  Statements of Changes in Consolidated Stockholders' Equity          16*
                  for the years ended December 31, 2001, 2000, and 1999.

                  Statements of Consolidated Cash Flows for the years                 17*
                  ended December 31, 2001, 2000, and 1999.

                  Notes to Consolidated Financial Statements.                      18-24*

                  Independent Auditors' Report.                                       24*

-------------------
* Refers to the respective pages of the Annual Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7, and 8 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

               2. FINANCIAL SCHEDULES.

               None.

               3. EXHIBITS.

               Reference is made to the Exhibit Index on page 13 of this Form 10-K.

          (B)  REPORTS ON FORM 8-K.

               Form 8-K Current Report filed with the Securities and Exchange Commission on January 8, 2002 disclosing information under Item 5.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PENN ENGINEERING &
                                  MANUFACTURING CORP.


Date:  March 15, 2002             By:/s/ Kenneth A. Swanstrom
                                     -------------------------------------------
                                     Kenneth A. Swanstrom,
                                     Chairman and Chief Executive Officer

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



    SIGNATURE                                         TITLE                                     DATE
    ----------                                        -----                                     ----

/s/ Kenneth A. Swanstrom                       Chairman of the Board,                     March 15, 2002
----------------------------------------       Chief Executive Officer,
Kenneth A. Swanstrom                           and Director (Principal
                                               Executive Officer)


/s/ Mark Bidart                                President, Chief Operating                 March 15, 2002
----------------------------------------       Officer, and Director (Principal
Martin Bidart                                  Operating Officer)


/s/ Mark W. Simon                              Senior Vice President, Chief               March 15, 2002
----------------------------------------       Financial Officer, Corporate
Mark W. Simon                                  Secretary, and Director
                                               (Principal Financial
                                               and Accounting Officer)


/s/ Willard S. Boothby, Jr.                    Director                                   March 15, 2002
----------------------------------------
Willard S. Boothby, Jr.

/s/ Lewis W. Hull                              Director                                   March 15, 2002
----------------------------------------
Lewis W. Hull

/s/ Thomas M. Hyndman, Jr.                     Director                                   March 15, 2002
----------------------------------------
Thomas M. Hyndman, Jr.

/s/ Maurice D. Oaks                            Director                                   March 15, 2002
----------------------------------------
Maurice D. Oaks

/s/ John J. Sickler                            Director                                   March 15, 2002
----------------------------------------
John J. Sickler

/s/ Charles R. Smith                           Director                                   March 15, 2002
----------------------------------------
Charles R. Smith

/s/ Daryl L. Swanstrom                         Director                                   March 15, 2002
----------------------------------------
Daryl L. Swanstrom


                     PENN ENGINEERING & MANUFACTURING CORP.
                     --------------------------------------

                                  EXHIBIT INDEX
                                  -------------


 Item                      Description
 ----             -----------------------------

(3)(i)            Restated Certificate of Incorporation of the Registrant.
                  (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 2001.)

(3)(ii)           By-laws of the Registrant, as amended.

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

(13) 2001 Annual Report to Stockholders. (Only those pages expressly incorporated by reference in Items 1, 3, 5, 6, 7, 8, and 14 of this Form 10-K report.)

(21)              Subsidiaries of the Registrant.

(23)              Independent Auditor's Consent.