Form 10-Q
period 2002-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2002-05-14
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_________to______

                          Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        23-0951065
---------------------------------------              ---------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

P.O. BOX 1000, DANBORO, PENNSYLVANIA                           18916
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (215) 766-8853
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,035,881 shares of common stock, $.01 par value, outstanding on May 10, 2002.

                               Page 1 of 11 pages.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                     ASSETS
                                     ------
                                             (UNAUDITED)
CURRENT ASSETS                             MARCH 31, 2002     DECEMBER 31, 2001
  Cash and cash equivalents                   $  9,553            $  8,421
  Short-term investments                           710                 717
  Accounts receivable-net                       27,005              26,648
  Inventories                                   63,134              61,646
  Refundable income taxes                        1,105               5,650
  Other current assets                           1,129               1,759
                                              --------            --------
      Total current assets                     102,636             104,841
                                              --------            --------

PROPERTY
  Property, plant & equipment                  167,999             170,101
  Less accumulated depreciation                 78,630              77,168
                                              --------            --------
    Property - net                              89,369              92,933
                                              --------            --------

GOODWILL, NET                                   25,783              25,860
                                              --------            --------

OTHER ASSETS                                     6,488               5,192
                                              --------            --------
      TOTAL                                   $224,276            $228,826
                                              ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable                            $  4,154            $  4,146
  Bank debt                                     12,042              12,664
  Dividends payable                              1,388               1,386
  Accrued expenses:
    Pension & profit sharing                       763               1,114
    Payroll & commissions                        2,502               2,242
    Other                                        2,608               2,744
                                              --------            --------
      Total current liabilities                 23,457              24,296
                                              --------            --------
ACCRUED PENSION COST                             5,934               5,934
                                              --------            --------
DEFERRED INCOME TAXES                            6,168               6,170
                                              --------            --------
LONG-TERM BANK DEBT                              9,000              12,000
                                              --------            --------
STOCKHOLDERS' EQUITY
  Common stock                                     147                 147
  Class A common stock                              35                  35
  Additional paid-in capital                    39,859              39,424
  Retained earnings                            148,073             149,090
  Accumulated other comprehensive loss          (2,961)             (2,834)
  Treasury stock                                (5,436)             (5,436)
                                              --------            --------
    Total stockholders' equity                 179,717             180,426
                                              --------            --------
      TOTAL                                   $224,276            $228,826
                                              ========            ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                         (UNAUDITED)
                                            MARCH 31, 2002       MARCH 31, 2001
                                            --------------       --------------

NET SALES                                      $35,331              $68,127
COST OF PRODUCTS SOLD                           24,023               44,263
                                               -------              -------
GROSS PROFIT                                    11,308               23,864

SELLING EXPENSES                                 4,768                6,584
GENERAL AND ADMINISTRATIVE EXPENSES              5,705                6,430
                                               -------              -------
OPERATING INCOME                                   835               10,850
                                               -------              -------
OTHER (EXPENSE) INCOME:
  Interest income                                   16                  114
  Interest expense                                (193)                (295)
  Other, net                                      (136)                 523
                                               -------              -------
TOTAL OTHER (EXPENSE) INCOME                      (313)                 342
                                               -------              -------

INCOME BEFORE INCOME TAXES                         522               11,192
PROVISION FOR INCOME TAXES                         151                3,637
                                               -------              -------
NET INCOME                                     $   371              $ 7,555
                                               =======              =======

PER SHARE DATA:
  Basic earnings                                 $0.02                $0.44
                                                 =====                =====

  Diluted earnings                               $0.02                $0.43
                                                 =====                =====

  Cash dividends declared                        $0.08                $0.08
                                                 =====                =====


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)

                                                                 THREE MONTHS ENDED
                                                           -------------------------------
                                                                     (UNAUDITED)
                                                           MARCH 31, 2002   MARCH 31, 2001
                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   371         $  7,555
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                2,594            2,525
    Amortization                                                    3              269
    (Decrease) in deferred income taxes-noncurrent                 (2)              (2)
    Foreign currency transaction losses (gains)                    26             (623)
    (Gain) loss on disposal of property                            (2)               7
    Changes in assets and liabilities:
      Increase in receivables                                    (354)          (3,448)
      Increase in inventories                                  (1,458)          (6,156)
      Decrease in refundable income taxes                       4,545                0
      Decrease (increase) in other current assets                 624             (141)
      Decrease in other assets                                      0              100
      Increase in accounts payable                                 13              186
      (Decrease) increase in accrued expenses                    (225)           4,696
                                                              -------         --------
        Net cash provided by operating activities               6,135            4,968
                                                              -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                             (403)          (2,721)
  Acquisitions of businesses (net of cash acquired)                 0          (17,436)
  Proceeds from disposal of held-to-maturity investments            0            1,383
  Proceeds from disposal of property                                7              165
                                                              -------         --------
      Net cash used in investing activities                      (396)         (18,609)
                                                              -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term (repayments) borrowings                       (3,622)          19,486
  Net long-term borrowings                                          0            2,820
  Dividends paid                                               (1,386)               0
  Issuance of common stock                                        435              401
                                                              -------         --------
      Net cash (used in) provided by financing activities      (4,573)          22,707
                                                              -------         --------

  Effect of exchange rate changes on cash                         (34)             941
                                                              -------         --------
    Net increase in cash and cash equivalents                   1,132           10,007
    Cash and cash equivalents at beginning of period            8,421            3,550
                                                              -------         --------
    Cash and cash equivalents at end of period                $ 9,553         $ 13,557
                                                              =======         ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------
     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at March 31, 2002 and 2001 and the consolidated statements of income and cash flows for the three-month periods then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

NOTE 2. INVENTORIES
-------------------
     Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

     Inventories are as follows: (Dollars in thousands)

                                              (UNAUDITED)
                                              MARCH 31, 2002   DECEMBER 31, 2001
                                              --------------   -----------------
Raw material                                     $ 5,586            $ 5,697
Tooling                                            4,664              4,330
Work-in-process                                   10,435             10,417
Finished goods                                    42,449             41,202
                                                 -------            -------
TOTAL                                            $63,134            $61,646
                                                 =======            =======

     If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,802,000 and $10,618,000 higher than reported at March 31, 2002 and December 31, 2001, respectively, and net income would have been $131,000 and $177,000 higher than reported for the three months ended March 31, 2002 and 2001, respectively. Long-term tooling inventory totaling $3,000,000 at March 31, 2002 and December 31, 2001 is included in Other Assets.

NOTE 3. BANK DEBT
-----------------
     As of March 31, 2002, the Company has six unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The first two facilities are working capital facilities. The first one permits maximum borrowings of $15,000,000, due on demand. At March 31, 2002, there was no outstanding amount on this facility. The second working capital facility permits borrowings of up to $10,000,000. At March 31, 2002, a total amount of $1,000,000 was outstanding on this facility at a rate of 2.58%. The third facility is a general facility that allows for borrowings of up to $40,000,000. As of March 31, 2002, a total amount of $42,000 is outstanding on this facility at a rate of 2.37%. The fourth facility allows for borrowings of up to $12,000,000. A $12,000,000 term loan is currently outstanding on this facility at a rate of 3.6%. This loan is payable in 12 equal monthly installments commencing January 31, 2003 with the final payment due and payable on December 31, 2003 therefore, $9,000,000 of this loan is classified as long-term debt.

     In addition to the above facilities, the Company has two acquisition lines available. The first one permits borrowings of up to $15,000,000 to finance acquisitions. At March 31, 2002, $8,000,000, bearing interest at 2.56%, was outstanding on this facility. The second acquisition line has a zero balance as of March 31, 2002, but permits borrowings of up to $30,000,000. At March 31, 2002, the acquisition lines of credit described above have been classified as short-term debt.

     These line of credit facilities require the Company to comply with certain financial covenants. At March 31, 2002 the Company was in compliance with all financial covenants.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 4. COMPREHENSIVE INCOME
----------------------------
     Total comprehensive income amounted to $244,000 and $6,557,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------------------------
     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and other Intangible Assets", and Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but be subject to an annual impairment test in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 for the three months ended March 31, 2001 would have resulted in an increase in net income of approximately $181,000 or $.01 per diluted share. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of this test will be on the earnings and financial position of the Company. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

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

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 7. SEGMENT INFORMATION
---------------------------

     (Dollars in Thousands)

                                            THREE MONTHS ENDED                     THREE MONTHS ENDED
                                              MARCH 31, 2002                         MARCH 31, 2001
                                  FASTENERS    DISTRIBUTION    MOTORS    FASTENERS    DISTRIBUTION    MOTORS
                                  ---------    ------------    ------    ---------    ------------    ------
Revenues from external customers   $19,475       $ 8,315      $ 7,541     $44,784       $12,421      $10,922
Intersegment revenues                4,927                                  9,225
Operating profit                       795           371          323      10,856           827          603


A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                      THREE MONTHS ENDED
                                               MARCH 31, 2002     MARCH 31, 2001
                                               --------------     --------------
Total profit for reportable segments              $ 1,489            $ 12,286
Unallocated corporate expenses                       (654)             (1,436)
Other income (expense)                               (313)                342
                                                  -------            --------
Income before income taxes                        $   522            $ 11,192
                                                  =======            ========


NOTE 8. EARNINGS PER SHARE DATA
-------------------------------
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. All share and per share amounts have been adjusted to account for the two-for-one stock split in the form of a 100% stock dividend that was issued on May 1, 2001.


                                                             THREE MONTHS ENDED
                                                       MARCH 31, 2002     MARCH 31, 2001
                                                       --------------     --------------
 (In Thousands, except per share data)

Basic:
Net income                                                 $   371            $ 7,555
Average shares outstanding                                  17,339             17,207
                                                           -------            -------
Basic EPS                                                  $  0.02            $  0.44
                                                           =======            =======

Diluted:
Net income                                                 $   371            $ 7,555
                                                           =======            =======
Average shares outstanding                                  17,339             17,207
Net effect of dilutive stock options-based on treasury
  stock method                                                 329                490
                                                           -------            -------
Totals                                                      17,668             17,697
                                                           =======            =======
Diluted EPS                                                $  0.02            $  0.43
                                                           =======            =======

NOTE 9. RECLASSIFICATIONS
-------------------------
     Certain reclassifications have been made to prior year amounts and balances to conform with the 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------
                     PENN ENGINEERING & MANUFACTURING CORP.
                                 MARCH 31, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QUARTER ENDED MARCH 31, 2002 VS. QUARTER ENDED MARCH  31, 2001
--------------------------------------------------------------
     Consolidated net sales for the quarter ended March 31, 2002 were $35.3 million, versus $68.1 million for the quarter ended March 31, 2001, a 48.2% decrease. Net sales to customers outside the United States for the quarter ended March 31, 2002 were $12.0 million, versus $18.1 million for the quarter ended March 31, 2001, a 33.7% decrease. Net sales for the fastener segment for the quarter ended March 31, 2002 were $19.5 million, versus $44.8 million for the quarter ended March 31, 2001, a 56.5% decrease. Motor segment net sales were $7.5 million for the quarter ended March 31, 2002, versus $10.9 million recorded for the quarter ended March 31, 2001, a 31.2% decrease. Net sales for the distribution segment for the quarter ended March 31, 2002 were $8.3 million, versus $12.4 million for the quarter ended March 31, 2001, a 33.1% decrease.

     Within the fastener and distribution operations, sales volume decreased 53.6% from the first quarter of 2001 to the first quarter of 2002. Approximately 60% of the sales of these segments is in the telecommunications, datacommunications, and computer markets, all of which experienced a steep decline during the latter half of 2001. Within the North American region, the number of fastener units sold decreased 63.0% in the first quarter of 2002 compared to the first quarter of 2001 while in the European market the number of units sold decreased 38.2% during the same period. In both these regions, the recovery will be slow due to a high amount of inventory as well as the persistent slowdown in the markets served by the Company. The Asia-Pacific market, however, saw sales volume increase 9.7% from the first quarter of 2001 to the first quarter of 2002. Sales were weak in this region during 2001 and are now returning to more normal levels. Within the motor division the number of motors sold decreased 29.9% in the first quarter of 2002 compared to the first quarter of 2001 while the average selling price per motor also decreased approximately 1.5%. The majority of the motor segment sales are in the semiconductor and data storage markets, which were significantly impacted by the 2001 recession. The decline in the average selling price was mainly due to an increase in the percentage of lower priced brush motors sold in the first quarter of 2002 compared to the first quarter of 2001.

     Consolidated gross profit for the first quarter of 2002 was $11.3 million, versus $23.9 million for the first quarter of 2001, a decrease of 52.7%. The Company continues to implement cost reductions in line with the reduced sales volume. The Company, however, has been forced to curtail production to a level in which fixed costs constitute a much greater percentage of the unit cost than in the prior year.

     Consolidated selling, general, and administrative expenses ("SG&A") for the first quarter of 2002 were $10.5 million, versus $13.0 million for the first quarter of 2001, a 19.2% decrease. While SG&A expenses do not necessarily vary directly with sales volume, the Company continues to monitor and reduce its SG&A expenses in response to the changing business conditions.

     Consolidated net income for the first quarter of 2002 was $371,000, versus $7.6 million for the first quarter of 2001. The Company incurred other expenses of $136,000 in 2002 versus other income of $523,000 in 2001 mainly due to unfavorable currency fluctuations during the first quarter of 2002.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 MARCH 31, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Net cash provided by operations totaled $6.1 million for the three months ended March 31, 2002 versus $5.0 for the three months ended March 31, 2001. Funds from operations were sufficient to pay for capital expenditures and also to repay some of the Company's debt. Accordingly, the Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.



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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------
     There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2001.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------
     Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.

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

        3.2 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)


     b) Reports on Form 8-K

        None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     PENN ENGINEERING & MANUFACTURING CORP.


Dated:  May 14, 2002                     By: /s/ Kenneth A. Swanstrom
                                             ----------------------------------
                                             Kenneth A. Swanstrom
                                             Chairman/CEO




Dated:  May 14, 2002                     By: /s/ Mark W. Simon
                                             ----------------------------------
                                             Mark W. Simon
                                             Senior Vice President/CFO