Form 10-Q
period 2002-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2002-08-14
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_________to______

                          Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     23-0951065
----------------------------------------     -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


  P.O. BOX 1000, DANBORO, PENNSYLVANIA                      18916
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,041,405 shares of common stock, $.01 par value, outstanding on August 9, 2002.

                               Page 1 of 18 pages.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

                                     ASSETS
                                     ------
                                                            (UNAUDITED)
                                                           JUNE 30, 2002   DECEMBER 31, 2001
                                                           -------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                                 $ 14,480         $  8,421
   Short-term investments                                         184              717
   Accounts receivable - net                                   27,422           26,648
   Inventories                                                 62,144           61,646
   Refundable income taxes                                        818            5,650
   Other current assets                                         1,015            1,759
                                                             --------         --------
       Total current assets                                   106,063          104,841
                                                             --------         --------

PROPERTY
   Property, plant & equipment                                172,365          170,101
   Less accumulated depreciation                               82,320           77,168
                                                             --------         --------
      Property - net                                           90,045           92,933
                                                             --------         --------

GOODWILL, NET                                                  26,619           25,860
                                                             --------         --------

OTHER ASSETS                                                    4,685            5,192
                                                             --------         --------
       TOTAL                                                 $227,412         $228,826
                                                             ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                          $  4,909         $  4,146
   Bank debt                                                   15,000           12,664
   Dividends payable                                            1,397            1,386
   Accrued expenses:
     Pension & profit sharing                                   1,946            1,114
     Payroll & commissions                                      2,471            2,242
     Other                                                      3,066            2,744
                                                             --------         --------
       Total current liabilities                               28,789           24,296
                                                             --------         --------
ACCRUED PENSION COST                                            5,009            5,934
                                                             --------         --------

DEFERRED INCOME TAXES                                           6,224            6,170
                                                             --------         --------

LONG-TERM BANK DEBT                                             6,000           12,000
                                                             --------         --------

STOCKHOLDERS' EQUITY
   Common stock                                                   148              147
   Class A common stock                                            35               35
   Additional paid-in capital                                  40,306           39,424
   Retained earnings                                          147,670          149,090
   Accumulated other comprehensive loss                        (1,333)          (2,834)
   Treasury stock                                              (5,436)          (5,436)
                                                             --------         --------
     Total stockholders' equity                               181,390          180,426
                                                             --------         --------
       TOTAL                                                 $227,412         $228,826
                                                             ========         ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ------------------               ----------------
                                             (UNAUDITED)                     (UNAUDITED)
                                   JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                   -------------   -------------   -------------   -------------
NET SALES                             $38,004        $52,079         $73,335         $120,206
COST OF PRODUCTS SOLD                  26,630         35,529          50,653           79,792
                                      -------        -------         -------         --------
GROSS PROFIT                           11,374         16,550          22,682           40,414


SELLING EXPENSES                        4,783          4,771           9,551           11,355
GENERAL AND ADMINISTRATIVE EXPENSES     6,095          6,307          11,800           12,737
                                      -------        -------         -------         --------
OPERATING PROFIT                          496          5,472           1,331           16,322
                                      -------        -------         -------         --------
OTHER INCOME (EXPENSE):
   Interest income                         29             85              44              198
   Interest expense                      (216)          (225)           (409)            (520)
   Other, net                           1,084            117             949              640
                                      -------        -------         -------         --------
TOTAL OTHER INCOME                        897            (23)            584              318
                                      -------        -------         -------         --------

INCOME BEFORE INCOME TAXES              1,393          5,449           1,915           16,640
PROVISION FOR INCOME TAXES                405          1,771             556            5,408
                                      -------        -------         -------         --------
NET INCOME                            $   988        $ 3,678         $ 1,359         $ 11,232
                                      =======        =======         =======         ========

PER SHARE DATA:
   Basic earnings                     $  0.06        $  0.21         $  0.08         $   0.65
                                      =======        =======         =======         ========

   Diluted earnings                   $  0.06        $  0.21         $  0.08         $   0.63
                                      =======        =======         =======         ========

   Cash dividends declared            $  0.08        $  0.08         $  0.16         $   0.16
                                      =======        =======         =======         ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)

                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                                     (UNAUDITED)
                                                            JUNE 30, 2002     JUNE 30, 2001
                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,359          $ 11,232
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                5,203             4,999
     Amortization                                                    7               636
     Deferred income taxes                                          53                (3)
     Foreign currency transaction gains                           (305)             (635)
     Gain on disposal of property                                   (1)              (28)
     Loss on disposal of investments                               137                 0
     Changes in assets and liabilities:
       Increase in receivables                                    (309)           (1,058)
       Increase in inventories                                     (43)          (10,596)
       Decrease in refundable income taxes                       4,809                 0
       Decrease in other current assets                            751             1,046
       Decrease in other assets                                    500               100
       Increase (decrease) in accounts payable                     724            (1,918)
       Increase (decrease) in accrued expenses                     383              (126)
       Decrease in accrued pension cost                           (925)                0
                                                               -------          --------
         Net cash provided by operating activities              12,343             3,649
                                                               -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                           (1,027)           (7,440)
   Acquisitions of businesses (net of cash acquired)                 0           (16,707)
   Proceeds from disposal of held-to-maturity investments            0             2,225
   Proceeds from disposal of available-for-sale investments        531                 0
   Proceeds from disposal of property                                7               205
                                                               -------          --------
         Net cash used in investing activities                    (489)          (21,717)
                                                               -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term (repayments) borrowings                       (3,664)           22,499
   Dividends paid                                               (2,768)           (1,378)
   Issuance of common stock                                        882             1,146
                                                               -------          --------
         Net cash (used in) provided by financing activities    (5,550)           22,267
                                                               -------          --------

   Effect of exchange rate changes on cash                        (245)              170
                                                               -------          --------
     Net increase in cash and cash equivalents                   6,059             4,369
     Cash and cash equivalents at beginning of period            8,421             3,550
                                                               -------          --------
     Cash and cash equivalents at end of period                $14,480          $  7,919
                                                               =======          ========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------
     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at June 30, 2002 and 2001 and the consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

NOTE 2. INVENTORIES
-------------------
     Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

     Inventories are as follows: (dollars in thousands)

                                       (UNAUDITED)
                                      JUNE 30, 2002          DECEMBER 31, 2001
                                      -------------          -----------------
Raw material                             $ 5,316                 $ 5,697
Tooling                                    4,768                   4,330
Work-in-process                           10,374                  10,417
Finished goods                            41,686                  41,202
                                         -------                 -------
TOTAL                                    $62,144                 $61,646
                                         =======                 =======

     If the FIFO method of inventory valuation had been used for all inventories by the Company, inventories would have been $10,986,000 and $10,618,000 higher than reported at June 30, 2002 and December 31, 2001, respectively, and net income would have been $262,000 and $387,000 higher than reported for the six months ended June 30, 2002 and 2001, respectively. Long-term tooling inventory totaling $2,500,000 and $3,000,000 at June 30, 2002 and December 31, 2001,
respectively, is included in Other Assets.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 3.  BANK DEBT
------------------
     As of June 30, 2002, the Company has six unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The first two facilities are working capital facilities. The first one permits maximum borrowings of $15,000,000, due on demand. At June 30, 2002, there was no outstanding amount on this facility. The second working capital facility permits borrowings of up to $10,000,000. At June 30, 2002, $1,000,000, bearing interest at 2.58%, was outstanding on this facility. The third facility is a general facility that allows for borrowings up to $40,000,000. As of June 30, 2002, there was no outstanding amount on this facility. The fourth facility allows for borrowings of up to $12,000,000. A $12,000,000 term loan is currently outstanding on this facility at an interest rate of 3.6%. This loan is payable in 12 equal monthly installments commencing January 31, 2003 with the final payment due and payable on December 31, 2003 therefore, $6,000,000 of this loan is classified as long-term debt.

     In addition to the above facilities, the Company has two acquisition lines available. The first one permits borrowings of up to $15,000,000 to finance acquisitions. At June 30, 2002, $8,000,000, bearing interest at 2.56%, was outstanding on this facility. The second acquisition line has a zero balance as of June 30, 2002, but permits borrowings of up to $30,000,000. At June 30, 2002 borrowings on the first acquisition line of credit described above have been classified as short-term debt.

     These line of credit facilities require the Company to comply with certain financial covenants. At June 30, 2002 the Company is not in compliance with the required financial covenants. However all banks involved have waived compliance for the measurement period ended June 30, 2002.

NOTE 4. COMPREHENSIVE INCOME
----------------------------
     Total comprehensive income amounted to $2,616,000 and $2,731,000 for the three months ended June 30, 2002 and 2001, respectively and $2,860,000 and $9,288,000 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------------------------
     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and other Intangible Assets", and Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but be subject to an annual impairment test in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 for the three months and six months ended June 30, 2001 would have resulted in an increase in net income of approximately $244,000 ($.01 per diluted share) and $426,000 ($.02 per diluted share) respectively. The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002 and this test did not result in any impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

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

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 7. SEGMENT INFORMATION
---------------------------

   (Dollars in Thousands)

                                                        THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                          JUNE 30, 2002                          JUNE 30, 2001
                                                          -------------                          -------------
                                               FASTENERS     DISTRIBUTION   MOTORS    FASTENERS   DISTRIBUTION     MOTORS
                                               ---------     ------------   ------    ---------   ------------     ------
Revenues from external customers                $21,309        $ 8,975      $ 7,720    $35,570      $ 8,459        $8,050
Intersegment revenues                             5,447                                  7,696
Operating profit (loss)                             580            326          422      7,272         (181)            6


                                                          SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                            JUNE 30, 2002                         JUNE 30, 2001
                                                            -------------                         -------------
                                               FASTENERS     DISTRIBUTION   MOTORS    FASTENERS   DISTRIBUTION     MOTORS
                                               ---------     ------------   ------    ---------   ------------     ------
Revenues from external customers                $40,784        $17,290      $15,261    $80,354      $20,880       $18,972
Intersegment revenues                            10,374                                 16,921
Operating profit                                  1,375            697          745     18,128          646           608


A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30              JUNE 30
                                              -------              -------
                                          2002      2001        2002     2001
                                        -------    -------    -------   -------
Total profit for reportable segments    $ 1,328    $ 7,097    $ 2,817   $19,382
Unallocated corporate expenses             (832)    (1,625)    (1,486)   (3,060)
Other income (expense)                      897        (23)       584       318
                                        -------    -------    -------   -------
Income before income taxes              $ 1,393    $ 5,449    $ 1,915   $16,640
                                        =======    =======    =======   =======

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 8. EARNINGS PER SHARE DATA
-------------------------------
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30             JUNE 30
                                            -------             -------
                                          2002      2001     2002       2001
                                        -------   -------   -------   -------
  (In Thousands, except per share data)
Basic:
Net income                              $   988   $ 3,678   $ 1,359   $11,232
Weighted average shares outstanding      17,385    17,265    17,362    17,236
                                        -------   -------   -------   -------
Basic EPS                               $  0.06   $  0.21   $  0.08   $  0.65
                                        =======   =======   =======   =======

Diluted:
Net income                              $   988   $ 3,678   $ 1,359   $11,232
                                        =======   =======   =======   =======
Weighted average shares outstanding 17,385 17,265 17,362 17,236 Net effect of dilutive stock options-
   based on treasury stock method           363       436       349       472
                                        -------   -------   -------   -------
Totals                                   17,748    17,701    17,711    17,708
                                        =======   =======   =======   =======
Diluted EPS                             $  0.06   $  0.21   $  0.08   $  0.63
                                        =======   =======   =======   =======

NOTE 9. RECLASSIFICATIONS
-------------------------
     Certain reclassifications have been made to prior year amounts and balances to conform with the 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 VS. QUARTER ENDED JUNE 30, 2001
-----------------------------------------------------------
     Consolidated net sales for the quarter ended June 30, 2002 were $38.0 million, versus $52.1 million for the quarter ended June 30, 2001, a decrease of 27.1%. Net sales to customers outside the United States for the quarter ended June 30, 2002 were $12.4 million, versus $15.6 million for the quarter ended June 30, 2001, a 20.5% decrease. Net sales for the fastener segment for the quarter ended June 30, 2002 were $21.3 million, versus $35.6 million for the quarter ended June 30, 2001, a 40.2% decrease. Motor segment net sales were $7.7 million for the quarter ended June 30, 2002, versus $8.1 million for the quarter ended June 30, 2001, a 4.9% decrease. Net sales for the distribution segment for the quarter ended June 30, 2002 were $9.0 million versus $8.5 million for the quarter ended June 30, 2001, a 5.9% increase. This increase was mainly driven by a large increase in sales in the Asia-Pacific market.

     Within the fastener and distribution segments, sales volume decreased 29.6% in the second quarter of 2002 compared to the second quarter of 2001. The major markets served by the Company experienced a steep decline during the latter half of 2001 and are only showing small signs of recovering during 2002. The expected recovery in the fastener segment has been further hindered due to high inventory levels at the Company's distributors. The number of fastener units sold within North America decreased approximately 32.9% in the second quarter of 2002 compared to the second quarter of 2001 while the number of fastener units sold into Europe decreased approximately 39.3% in the second quarter of 2002 compared to the second quarter of 2001. The Asia-Pacific market however saw sales volume increase approximately 78.0% from the second quarter of 2001 to the second quarter of 2002. Sales were weak in this area during 2001 and are now returning to more normal levels as more assembly work is being shifted to this region. Within the motor division the number of motors sold decreased 12.1% in the second quarter of 2002 compared to the second quarter of 2001 while the average selling price per motor increased approximately 9.1%.

     Consolidated gross profit for the second quarter of 2002 was $11.4 million, versus $16.6 million for the second quarter of 2001, a decrease of 31.3%. The fastener segment saw gross profit decrease 55.4% in the second quarter of 2002 compared to the second quarter of 2001, while motor segment gross profit increased 18.3% and distribution segment gross profit increased 7.0% during the same period. The fastener segment has been adversely affected by the high inventory levels, which has forced it to curtail production to a level in which fixed costs constitute a much greater percentage of the unit cost than in the prior year.

     Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 2002 were $10.9 million versus $11.1 million for the second quarter of 2001. Consolidated net income for the second quarter of 2002 was $988,000, versus $3.7 million for the second quarter of 2001. Other income increased from the second quarter of 2001 to the second quarter of 2002 due to favorable currency exchange transactions.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------
     Consolidated net sales for the six months ended June 30, 2002 were $73.3 million, versus $120.2 million for the six months ended June 30, 2001, a 39.0% decrease. Net sales to customers outside the United States for the six months ended June 30, 2002 were $24.4 million, versus $34.3 million for the six months ended June 30, 2001, a decrease of 28.9%. Net sales for the fastener segment for the six months ended June 30, 2002 were $40.8 million, versus $80.4 million for the six months ended June 30, 2001, a 49.3% decrease. Motor segment net sales were $15.3 million for the six months ended June 30, 2002, versus $19.0 million for the six months ended June 30, 2001, a 19.5% decrease. Net sales for the distribution segment for the six months ended June 30, 2002 were $17.3 million, versus $20.9 million for the six months ended June 30, 2001, a 17.2% decrease.

     Within the fastener and distribution operations, sales volume decreased 43.6% from the first six months of 2001 compared to the first six months of 2002. Within the North American region, the number of fastener units sold decreased approximately 51.0% in the first six months of 2002 compared to the first six months of 2001, while the number of fastener units sold into Europe decreased approximately 38.6% during the same period. The major markets served by the Company experienced a steep decline during the latter half of 2001 and are only showing small signs of recovering during 2002. In addition, inventory levels at the Company's major distributors remain high. The Asia-Pacific region saw sales volume increase approximately 38.3% in the first six months of 2002 compared to the first six months of 2001 as electronics production has been shifted to that region. The number of motors sold decreased 22.0% in the first six months of 2002 compared to the first six months of 2001. The majority of the motor segment sales are in the semiconductor and data storage markets, which were significantly impacted by the 2001 recession.

     Consolidated gross profit for the first six months of 2002 was $22.7 million, versus $40.4 million for the first six months of 2001, a 43.8% decrease. All three operating segments experienced gross profit declines from the first six months of 2001 to the first six months of 2002 due mainly to the large sales volume decline and the resulting costs associated with workforce reductions and decreased production requirements.

     Consolidated SG&A expenses for the first six months of 2002 were $21.4 million, versus $24.1 million for the first six months of 2001. While SG&A expenses do not necessarily vary directly with sales volume, the Company continues to monitor and reduce its SG&A expenses in response to the changing business conditions.

     Consolidated net income for the first six months of 2002 was $1.4 million, versus $11.2 million for the first six months of 2001. Other income for the first six months of 2002 was higher than the first six months of 2001 due to favorable foreign currency transactions and reduced interest expense during the period.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The following statement regarding liquidity and capital resources is made pursuant to Securities and Exchange Commission Release Nos. 33-8056, 34-45321, and financial reporting release FR-61.

     Cash and cash equivalents at June 30, 2002 were $14.5 million compared to $9.6 million at March 31, 2002 and $8.4 million at December 31, 2001. Working capital totaled $77.3 million at June 30, 2002 compared to $79.2 million at March 31, 2002 and $80.5 million at December 31, 2001.

     Net cash of $12.3 million was provided by operating activities for the six months ended June 30, 2002 compared to $3.6 million provided by operating activities for the six months ended June 30, 2001. During the six months ended June 30, 2002, non-cash items totaled $5.1 million and the Company received $4.8 million from tax refunds due to overpayments of estimated tax in 2001. Inventory levels increased slightly, however it is the Company's intent to reduce inventory levels by December 31, 2002 to further provide cash from operations.

     Net cash used in investing activities totaled $0.5 million for the six months ended June 30, 2002 compared to $21.7 million for the six months ended June 30, 2001. The Company significantly curtailed capital expenditures during 2002 because of the downturn in business activity.

     Net cash used in financing activities totaled $5.6 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $22.3 million for the six months ended June 30, 2001. Because of the decreased capital expenditures and lack of business acquisition activity in 2002, the Company repaid $3.7 million of short-term debt. Despite the economic downturn and its impact on the Company's earnings, the Company's strong cash and working capital position have allowed for the continued payment of cash dividends of $2.8 million for the six months ended June 30, 2002. As a result, the Company's dividend per share exceeded earnings per share for the three and six month periods ended June 30, 2002. The Company's earnings per share have historically exceeded dividends declared and paid and the Company expects this to be the case in the future as the business climate recovers.

     The Company's main contractual obligations are the repayment of its short-term and long-term debt (see Note 3) and the payment of operating lease commitments covering certain automobiles, office space, and office equipment which are listed in Note 11 to the Company's Annual Report for the year ended December 31, 2001. As stated in Note 3, the Company was not in compliance with two required financial covenants of its three lending banks at June 30, 2002. The first covenant requires that the ratio of funds flow (net income plus depreciation and amortization plus interest expense less dividends paid) for a rolling four quarters to current maturities of long-term debt plus interest expense exceed 1.50. The Company did not meet this covenant at June 30, 2002 due to a net loss in the fourth quarter of 2001 as well as lower than expected net income in the first six months of 2002. The second covenant requires that the ratio of the Company's total funded debt at the end of the period to earnings before interest, taxes, depreciation, and amortization for a rolling four quarters not exceed a maximum of 1.75. The Company exceeded this ratio at June 30, 2002 due to the same reason as described above. As of June 30, 2002, the Company has received letters from all three banks waiving covenant compliance for the measurement period ended June 30, 2002. Because a rolling four quarters are used for both covenants, the Company expects to once again be in compliance by December 31, 2002. Also, because of the Company's strong cash position, a portion of the debt can be paid down to insure compliance in the future.

     The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
----------------------------
     The Company has identified a number of its accounting policies that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management and the effect of changing those estimates and assumptions could have a material effect on the Company's financial statements. The following is a summary of those critical accounting policies.

INVENTORIES
-----------
     The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 63% and 65% of total inventories at June 30, 2002 and December 31, 2001, respectively, are priced on the first-in, first-out (FIFO) method. Reserves are recorded for obsolete, excess and slow-moving inventory based on management's estimates about future demand and market conditions. If the estimated reserves for obsolete, excess and slow-moving inventory are not sufficient based on actual future demand, additions to the reserves may be required.

ACCOUNTS RECEIVABLE
-------------------
     The Company maintains an allowance for doubtful accounts for trade receivables for which collectibility is uncertain. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. While management believes the Company's processes effectively address its exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by the Company.

PENSIONS
--------
     The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2001, the Company determined this rate to be 7.25%. The Company has assumed that the expected long-term rate of return on plan assets will be 8.00%. This expected rate of return has been used by the Company for many years. Although in the last two years pension plan assets have earned substantially less than 8.00%, over the long-term, the Company believes that its return assumption of 8.00% is reasonable, based on its expectations about future returns. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in the discount rate, as well as the effect of differences between the expected return and the actual return on plan assets have been deferred in accordance with SFAS No. 87 and will ultimately affect future pension expense.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  JUNE 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES - CONTINUED
----------------------------------------

DERIVATIVE INSTRUMENTS AND HEDGING
----------------------------------
     The Company manages risks associated with foreign exchange rates and interest rates with derivative instruments. The Company does not use derivative instruments unless there is an underlying exposure and, therefore, does not use derivative instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions based on the terms and timing of the underlying exposures. All derivative instruments are recognized in the Consolidated Balance Sheet at fair value. The fair value of derivative instruments is generally based on quoted market prices.


FORWARD-LOOKING STATEMENTS
--------------------------
     Certain statements and information contained in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934), and accordingly, are subject to risks and uncertainties. For such statements, the Company claims the protections of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in demand in markets served by the Company, particularly the computer and telecommunications markets, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------
     There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2001.

                           PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------
     Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES
-----------------------------
     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     The Company held its 2002 Annual Meeting of Stockholders (the "Annual Meeting") on April 25, 2002. The matters voted upon at the Annual Meeting and the respective voting results were as follows:

     1. The election of three Class B Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2005 and until their successors are duly elected.

Name of Nominee                        For                   Withheld
---------------                        ---                   --------
Kenneth A. Swanstrom                3,195,961                 12,174
Mark W. Simon                       3,195,967                 12,168
John J. Sickler                     3,195,861                 12,274

     The Directors whose term of office continued after the meeting were:

Class A Directors:
------------------
Martin Bidart
Maurice D. Oaks
Charles R. Smith

Class C Directors:
------------------
Willard S. Boothby, Jr.
Thomas M. Hyndman, Jr.
Daryl L. Swanstrom

     2. The election of Ernst & Young LLP as auditors for the Company for its 2002 fiscal year.

                                 For           Against         Abstain
                                 ---           -------         -------
                              3,205,895         1,508            732


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

        3.2 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

       99.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                     PENN ENGINEERING & MANUFACTURING CORP.


Dated: August 14, 2002                  By:  /s/Kenneth A. Swanstrom
                                             -----------------------------------
                                             Kenneth A. Swanstrom
                                             Chairman/CEO




Dated: August 14, 2002                  By:  /s/ Mark W. Simon
                                             -----------------------------------
                                             Mark W. Simon
                                             Senior Vice-President/CFO