Form 10-Q
period 2002-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2002-11-13
CIK 77106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,062,481 shares of common stock, $.01 par value, outstanding on November 8, 2002.

                              Page 1 of 20 pages.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
(Dollars in thousands)                                        SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $  14,836             $   8,421
   Short-term investments                                                191                   717

   Accounts receivable-net                                            27,531                26,648
   Inventories                                                        59,844                61,646
   Refundable income taxes                                               314                 5,650
   Other current assets                                                1,478                 1,759
                                                                   ---------             ---------
      Total current assets                                           104,194               104,841
                                                                   ---------             ---------

PROPERTY
   Property, plant & equipment                                       173,143               170,101
   Less accumulated depreciation                                      84,842                77,168
                                                                   ---------             ---------
       Property - net                                                 88,301                92,933
                                                                   ---------             ---------

GOODWILL, NET                                                         26,561                25,860
                                                                   ---------             ---------

OTHER ASSETS                                                           4,693                 5,192
                                                                   ---------             ---------
       TOTAL                                                       $ 223,749             $ 228,826
                                                                   =========             =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable-trade                                          $   4,250             $   4,146
   Bank debt                                                          17,000                12,664
   Dividends payable                                                   1,044                 1,386
   Accrued expenses:
     Pension & profit sharing                                          1,108                 1,114
     Payroll & commissions                                             2,568                 2,242
     Other                                                             2,920                 2,744
                                                                   ---------             ---------
      Total current liabilities                                       28,890                24,296
                                                                   ---------             ---------
ACCRUED PENSION COST                                                   3,992                 5,934
                                                                   ---------             ---------

DEFERRED INCOME TAXES                                                  6,227                 6,170
                                                                   ---------             ---------

LONG-TERM BANK DEBT                                                    3,000                12,000
                                                                   ---------             ---------

STOCKHOLDERS' EQUITY
   Common stock                                                          148                   147
   Class A common stock                                                   35                    35
   Additional paid-in capital                                         40,326                39,424
   Retained earnings                                                 147,626               149,090
   Accumulated other comprehensive loss                               (1,059)               (2,834)
   Treasury stock                                                     (5,436)               (5,436)
                                                                   ---------             ---------
      Total stockholders' equity                                     181,640               180,426
                                                                   ---------             ---------
         TOTAL                                                     $ 223,749             $ 228,826
                                                                   =========             =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME
                                   (Unaudited)

(Dollars in thousands except per share amounts)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                           ------------------             -----------------
                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                           2002           2001            2002            2001
                                           ----           ----            ----            ----
NET SALES                                $ 38,112       $ 36,616       $ 111,446       $ 156,822
COST OF PRODUCTS SOLD                      25,995         25,511          76,648         105,303
                                         --------       --------       ---------       ---------
GROSS PROFIT                               12,117         11,105          34,798          51,519

SELLING EXPENSES                            4,838          4,967          14,389          16,321
GENERAL AND ADMINISTRATIVE EXPENSES         5,837          5,000          17,636          17,737
                                         --------       --------       ---------       ---------
OPERATING INCOME                            1,442          1,138           2,773          17,461
                                         --------       --------       ---------       ---------
OTHER INCOME (EXPENSE):

   Interest income                             42             46              86             245
   Interest expense                          (205)          (269)           (614)           (790)
   Other, net                                 128           (296)          1,077             344
                                         --------       --------       ---------       ---------
TOTAL OTHER INCOME (EXPENSE)                  (35)          (519)            549            (201)
                                         --------       --------       ---------       ---------
INCOME BEFORE INCOME TAXES                  1,407            619           3,322          17,260
PROVISION FOR INCOME TAXES                    407           (200)            963           5,208
                                         --------       --------       ---------       ---------
NET INCOME                               $  1,000       $    819       $   2,359       $  12,052
                                         ========       ========       =========       =========

PER SHARE DATA:

    Basic earnings                       $   0.06       $   0.05       $    0.14       $    0.70
                                         ========       ========       =========       =========

    Diluted earnings                     $   0.06       $   0.05       $    0.13       $    0.68
                                         ========       ========       =========       =========

    Cash dividends declared              $   0.06       $   0.08       $    0.22       $    0.24
                                         ========       ========       =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

                                                                            NINE MONTHS ENDED
                                                                            -----------------
                                                                SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                                                ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  2,359               $ 12,052
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                        7,770                  7,567
    Amortization                                                            9                  1,001
    Deferred income taxes                                                  56                      4
    Foreign currency transaction (gains) losses                          (642)                   679
    Loss on disposal of property                                            0                    155
    Loss on disposal of investments                                       137                      0
    Changes in assets and liabilities:
     (Increase) decrease in receivables                                  (111)                11,230
     Decrease (increase) in inventories                                 2,186                (12,896)
     Decrease in refundable income taxes                                5,311                      0
     Decrease in prepaid expenses                                         300                  2,578
     Decrease in other assets                                             500                    500
     Increase (decrease) in accounts payable                               76                 (6,195)
     Increase (decrease) in accrued expenses                               36                   (585)
     Decrease in accrued pension cost                                  (1,942)                     0
                                                                     --------               --------
      Net cash provided by operating activities                        16,045                 16,090
                                                                     --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property additions                                                  (1,960)               (10,179)
   Acquisitions of businesses (net of cash)                                 0                (16,707)
   Proceeds from disposal of held-to-maturity investments                   0                  2,296
   Proceeds from disposal of available-for-sale investments               531                      0
   Proceeds from disposal of property                                       7                    242
                                                                     --------               --------
      Net cash used in investing activities                            (1,422)               (24,348)
                                                                     --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net short-term (repayments) borrowings                              (4,664)                15,377
   Dividends paid                                                      (4,165)                (2,760)
   Issuance of common stock                                               903                  1,206
                                                                     --------               --------
      Net cash (used in) provided by financing activities              (7,926)                13,823
                                                                     --------               --------

   Effect of exchange rate changes on cash                               (282)                     5
                                                                     --------               --------
     Net increase in cash and cash equivalents                          6,415                  5,570
     Cash and cash equivalents at beginning of year                     8,421                  3,550
                                                                     --------               --------
     Cash and cash equivalents at end of period                      $ 14,836               $  9,120
                                                                     ========               ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at September 30, 2002 and 2001 and the consolidated statements of income and cash flows for the nine-month periods then ended. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

NOTE 2. INVENTORIES

      Substantially all of the Company's domestic fastener inventories are priced on the lower of last-in, first-out (LIFO) cost or market method. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

      Inventories are as follows: (dollars in thousands)

                             (UNAUDITED)
                      SEPTEMBER 30, 2002  DECEMBER 31, 2001
                      ------------------  -----------------
Raw material               $ 4,913            $ 5,697
Tooling                      4,770              4,330
Work-in-process              9,653             10,417
Finished goods              40,508             41,202
                           -------            -------
TOTAL                      $59,844            $61,646
                           =======            =======

      If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $11,170,000 and $10,618,000 higher than reported at September 30, 2002 and December 31, 2001, respectively, and net income would have been $392,000 and $576,000 higher than reported for the nine months ended September 30, 2002 and 2001, respectively. Long-term tooling inventory totaling $2,500,000 and $3,000,000 at September 30, 2002 and December 31, 2001, respectively, is included in Other Assets.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 3. BANK DEBT

      As of September 30, 2002, the Company has three unsecured line of credit facilities available. All lines of credit bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The first facility is a working capital facility that permits maximum borrowings of $15,000,000, due on demand. At September 30, 2002, there was no outstanding amount on this facility. The second facility is a general facility that allows for borrowings up to $40,000,000. As of September 30, 2002, there was no outstanding amount on this facility. The third facility allows for borrowings of up to $12,000,000. A $12,000,000 term loan is currently outstanding on this facility at an interest rate of 3.6%. This loan is payable in 12 equal monthly installments commencing January 31, 2003 with the final payment due and payable on December 31, 2003. Therefore, $9,000,000 of this loan is classified as current.

      In addition to the above facilities, the Company has an acquisition line available that permits borrowings of up to $15,000,000 to finance acquisitions. At September 30, 2002, $8,000,000, bearing interest at 2.56%, was outstanding on this facility and has been classified as short-term debt.

      These line of credit facilities require the Company to comply with certain financial covenants. At September 30, 2002 the Company is not in compliance with one of the required financial covenants. However all banks involved have waived compliance for the measurement period ended September 30, 2002.

NOTE 4. COMPREHENSIVE INCOME

      Total comprehensive income amounted to $1,274,000 and $2,623,000 for the three months ended September 30, 2002 and 2001, respectively and $4,134,000 and $11,619,000 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and other Intangible Assets", and Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but be subject to an annual impairment test in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 for the three months and nine months ended September 30, 2001 would have resulted in an increase in net income of approximately $270,000 ($.02 per diluted share) and $745,000 ($.04 per diluted share), respectively. The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002 and this test did not result in any impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

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

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 7. SEGMENT INFORMATION

      (Dollars in Thousands)

                                              THREE MONTHS ENDED                     THREE MONTHS ENDED
                                              SEPTEMBER 30, 2002                     SEPTEMBER 30, 2001
                                              ------------------                     ------------------
                                     FASTENERS   DISTRIBUTION    MOTORS     FASTENERS   DISTRIBUTION   MOTORS
                                     ---------   ------------    ------     ---------   ------------   ------
Revenues from external customers      $21,302      $ 8,822       $7,988      $20,999       $7,587      $ 8,030
Intersegment revenues                   5,139                                  4,192
Operating profit (loss)                 2,195          216          568       (1,068)       1,470          363

                                              NINE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30, 2002                   SEPTEMBER 30, 2001
                                              ------------------                   ------------------
                                     FASTENERS   DISTRIBUTION    MOTORS     FASTENERS   DISTRIBUTION   MOTORS
                                     ---------   ------------    ------     ---------   ------------   ------
Revenues from external customers      $ 62,085     $26,112       $23,249    $101,354      $28,466      $27,002
Intersegment revenues                   15,508                                21,113
Operating profit                         3,570         913         1,312      17,060        2,116          972

A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30              SEPTEMBER 30
                                                 ------------              ------------
                                              2002         2001         2002          2001
                                              ----         ----         ----          ----
Total profit for reportable segments        $ 2,979       $ 765       $ 5,795       $ 20,148
Unallocated corporate income (expense)       (1,537)        373        (3,022)        (2,687)
Other income (expense)                          (35)       (519)          549           (201)
                                            -------       -----       -------       --------
Income before income taxes                  $ 1,407       $ 619       $ 3,322       $ 17,260
                                            =======       =====       =======       ========

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 8. EARNINGS PER SHARE DATA

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30             SEPTEMBER 30
                                                ------------             ------------
                                             2002         2001         2002         2001
                                             ----         ----         ----         ----
(In Thousands, except per share data)
Basic:
Net income                                 $ 1,000      $   819      $ 2,359      $12,052
Average shares outstanding                  17,392       17,286       17,372       17,253
                                           -------      -------      -------      -------
Basic EPS                                  $  0.06      $  0.05      $  0.14      $  0.70
                                           =======      =======      =======      =======

Diluted:
Net income                                 $ 1,000      $   819      $ 2,359      $12,052
                                           =======      =======      =======      =======
Average shares outstanding                  17,392       17,286       17,372       17,253
Net effect of dilutive stock options-
    based on treasury stock method             122          329          269          418
                                           -------      -------      -------      -------
Totals                                      17,514       17,615       17,641       17,671
                                           =======      =======      =======      =======
Diluted EPS                                $  0.06      $  0.05      $  0.13      $  0.68
                                           =======      =======      =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 VS. QUARTER ENDED SEPTEMBER 30, 2001

      Consolidated net sales for the quarter ended September 30, 2002 were $38.1 million, versus $36.6 million for the quarter ended September 30, 2001, a 4.1% increase. Net sales to customers outside the United States for the quarter ended September 30, 2002 were $12.2 million, versus $11.6 million for the quarter ended September 30, 2001, a 4.3% increase. Net sales for the fastener segment for the quarter ended September 30, 2002 were $21.3 million, versus $21.0 million for the quarter ended September 30, 2001, a 1.4% increase. Motor segment net sales were $8.0 million in both the quarter ended September 30, 2002 and the quarter ended September 30, 2001. Net sales for the distribution segment for the quarter ended September 30, 2002 were $8.8 million versus $7.6 million for the quarter ended September 30, 2001, a 15.8% increase. Over half of this increase occurred in the Asia-Pacific market as more assembly work in the electronics and computer industry is being shifted to that region.

      Within the fastener and distribution segments, sales volume increased 7.9% in the third quarter of 2002 compared to the third quarter of 2001. Sales volume within North America increased approximately 12.2% in the third quarter of 2002 compared to the third quarter of 2001 while sales volume into the Asia-Pacific region increased 39.2% during the same period. These volume increases were offset by a volume decrease of 8.6% in Europe in the third quarter of 2002 compared to the third quarter of 2001. While showing some recovery from a depressed third quarter of 2001, the Company continues to be impacted by the weakness in the personal computer, telecommunications, server, and electronics markets, as well as our independent distributors efforts to reduce inventories. Within the motor division the number of motors sold decreased 12.1% in the third quarter of 2002 compared to the third quarter of 2001. However, the average selling price in the motor division increased 13.2% during the same period.

     Consolidated gross profit for the third quarter of 2002 was $12.1 million, versus $11.1 million for the third quarter of 2001, an increase of 9.0%. The fastener segment saw gross profit increase 64.3% in the third quarter of 2002 compared to the third quarter of 2001. The Company has undertaken many cost saving measures since the third quarter of 2001, including workforce reductions and a plant closing, that are positively impacting gross profit in 2002. The motor segment gross profit increased 3.7% in the third quarter of 2002 compared to the third quarter of 2001 while the distribution segment gross profit decreased 34.6% due to competitive pricing pressures and a shift in product mix to lower margin products.

      Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 2002 were $10.7 million, versus $10.0 million for the third quarter of 2001. Contributing to the increase were higher employee benefit costs and increased depreciation expense for the Company's new distribution software.

      Consolidated net income for the third quarter of 2002 was $1.0 million, versus $0.8 million for the third quarter of 2001. Other income benefited from favorable foreign currency exchange rates in the third quarter of 2002 compared to the third quarter of 2001.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

      Consolidated net sales for the nine months ended September 30, 2002 were $111.4 million, versus $156.8 million for the nine months ended September 30, 2001, a 29.0% decrease. Net sales to customers outside the United States for the nine months ended September 30, 2002 were $36.6 million, versus $45.9 million for the nine months ended September 30, 2001, a 20.5% decrease. Net sales for the fastener segment for the nine months ended September 30, 2002 were $62.1 million, versus $101.4 million for the nine months ended September 30, 2001, a 38.8% decrease. Motor segment net sales were $23.2 million for the nine months ended September 30, 2002, versus $27.0 million for the nine months ended September 30, 2001, a 14.1% decrease. Net sales for the distribution segment for the nine months ended September 30, 2002 were $26.1 million, versus $28.5 million for the nine months ended September 30, 2001, a 8.4% decrease.

      Within the fastener and distribution operations, sales volume decreased 31.9% from the first nine months of 2001 to the first nine months of 2002. Sales volume within North America decreased approximately 38.0% in the first nine months of 2002 compared to the first nine months of 2001, while sales volume into Europe decreased approximately 30.7% during the same period. The major markets served by the Company, personal computer, telecommunications, server, and electronics, experienced a steep decline during the second and third quarters of 2001 and are only showing small signs of recovering during 2002. In addition, the Company is attempting to reduce its world-wide inventory levels to better support its current demand. The Asia-Pacific region saw sales volume increase approximately 39.3% in the first nine months of 2002 compared to the first nine months of 2001 as companies shifted electronics production to that region. The number of motors sold decreased 19.0% in the first nine months of 2002 compared to the first nine months of 2001. However, the average selling price in the motor division increased 6.3% during the same period. The majority of the motor segment sales are in the semiconductor and data storage markets, which were significantly impacted by the 2001 recession.

      Consolidated gross profit for the first nine months of 2002 was $34.8 million, versus $51.5 million for the first nine months of 2001, a 32.4% decrease. All three operating segments experienced gross profit declines from the first nine months of 2001 to the first nine months of 2002 due mainly to the large sales volume decline and the resulting costs associated with workforce reductions and decreased production requirements.

      Consolidated SG&A expenses for the first nine months of 2002 were $32.0 million, versus $34.1 million for the first nine months of 2001. The Company incurred $1.0 million of goodwill amortization in 2001 which it can no longer amortize in 2002. However, higher costs for employee benefits, computer software depreciation, and certain non-income related taxes prevented further SG&A declines in 2002.

      Consolidated net income for the first nine months of 2002 was $2.4 million, versus $12.1 million for the first nine months of 2001. Other income for the first nine months of 2002 was higher than the first nine months of 2001 due to favorable foreign currency transactions and reduced interest expense during the period.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at September 30, 2002 were $14.8 million compared to $14.5 million at June 30, 2002, $9.6 million at March 31, 2002, and $8.4 million at December 31, 2001. Working capital totaled $75.3 million at September 30, 2002 compared to $77.3 million at June 30, 2002, $79.2 million at March 31, 2002, and $80.5 million at December 31, 2001.

      Net cash of $16.0 million was provided by operating activities for the nine months ended September 30, 2002 compared to $16.1 million provided by operating activities for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, non-cash items totaled $7.3 million and the Company received $4.4 million from tax refunds due to overpayments of estimated tax in 2002. Inventory levels decreased $2.2 million. The Company intends to further reduce inventory levels by December 31, 2002.

      Net cash used in investing activities totaled $1.4 million for the nine months ended September 30, 2002 compared to $24.3 million for the nine months ended September 30, 2001. The Company significantly curtailed capital expenditures during 2002 because of the downturn in business activity.

      Net cash used in financing activities totaled $7.9 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $13.8 million for the nine months ended September 30, 2001. Because of the decreased capital expenditures and lack of business acquisition activity in 2002, the Company repaid $4.7 million of short-term debt. Despite the economic downturn and its impact on the Company's earnings, the Company's strong cash and working capital position have allowed for the continued payment of cash dividends of $4.2 million for the nine months ended September 30, 2002. As a result, the Company's dividend per share exceeded earnings per share for the nine month period ended September 30, 2002. The Company's earnings per share have historically exceeded dividends declared and paid, and the Company expects this to be the case in the future as the business climate recovers.

      The Company's main contractual obligations are the repayment of its short-term and long-term debt (see Note 3) and the payment of operating lease commitments covering certain automobiles, office space, and office equipment which are listed in Note 11 to the Company's Annual Report for the year ended December 31, 2001. As stated in Note 3, the Company was not in compliance with one of the two required financial covenants of its two lending banks at September 30, 2002. The first covenant requires that the ratio of funds flow (net income plus depreciation and amortization plus interest expense less dividends paid) for a rolling four quarters to current maturities of long-term debt plus interest expense exceed 1.50. The Company did meet this covenant at September 30, 2002. The second covenant requires that the ratio of the Company's total funded debt at the end of the period to earnings before interest, taxes, depreciation, and amortization for a rolling four quarters not exceed a maximum of 1.75. The Company exceeded this ratio at September 30, 2002 due to a net loss in the fourth quarter of 2001 as well as lower than expected net income in the first nine months of 2002. As of September 30, 2002, the Company has received letters from both banks waiving covenant compliance for the measurement period ended September 30, 2002. Because a rolling four quarters are used for both covenants, the Company expects to once again be in compliance by December 31, 2002. Also, because of the Company's strong cash position, a portion of the debt can be paid down to maintain compliance in the future.

      The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2002

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

INVENTORIES

The Company's domestic fastener inventories are priced on the last-in, first-out
(LIFO) method of accounting. Other inventories, representing approximately 66% and 65% of total inventories at September 30, 2002 and December 31, 2001, respectively, are priced on the first-in, first-out (FIFO) method. Reserves are recorded for obsolete, excess, and slow-moving inventory based on management's estimates about future demand and market conditions. If the estimated reserves for obsolete, excess, and slow-moving inventory are not sufficient based on actual future demand, additions to the reserves may be required.

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

                     PENN ENGINEERING & MANUFACTURING CORP.
                               SEPTEMBER 30, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES - CONTINUED

DERIVATIVE INSTRUMENTS AND HEDGING

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5. OTHER INFORMATION

      Not Applicable

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

              3.2 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

              99.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      b)    Reports on Form 8-K

            None.

]                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PENN ENGINEERING & MANUFACTURING CORP.

Dated: November 13, 2002                By: /s/ Kenneth A. Swanstrom
                                            ------------------------------------
                                            Kenneth A. Swanstrom
                                            Chairman/CEO




Dated: November 13, 2002                By: /s/ Mark W. Simon
                                            ------------------------------------
                                            Mark W. Simon
                                            Senior Vice-President/CFO

                                  CERTIFICATION

I, Kenneth A. Swanstrom, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Penn Engineering & Manufacturing Corp. for the quarter ended September 30, 2002;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as or the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002

                                           /s/ Kenneth A. Swanstrom
                                           ------------------------------------
                                           Kenneth A. Swanstrom,
                                           Chairman/CEO

                                  CERTIFICATION

I, Mark W. Simon, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Penn Engineering & Manufacturing Corp. for the quarter ended September 30, 2002;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as or the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
                                           /s/ Mark W. Simon
                                           ------------------------------------
                                           Mark W. Simon,
                                           Senior Vice-President/CFO

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  EXHIBIT INDEX

      Exhibit No.        Description
      -----------        -----------
              3.1        Restated Certificate of Incorporation (Incorporated by
                         reference to Exhibit 3.1 of the Company's Form 10-Q
                         Quarterly Report for the period ended March 31, 2001.)

              3.3 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

              99.1       Certification pursuant to 18 U.S.C. Section 1350, As
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002.

              99.2       Certification pursuant to 18 U.S.C. Section 1350, As
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002.