Form 10-K
period 2002-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2003-03-27
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          23-0951065
------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          identification no.)

P.O. BOX 1000, DANBORO, PENNSYLVANIA                          18916
------------------------------------                         ------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (215) 766-8853 Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X . No .

As of June 28, 2002, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $226,825,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 14,022,000 shares of Common Stock and 3,350,164 shares of Class A Common Stock outstanding on March 4, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's 2002 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 7A, 8, and 15.

2. Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders filed with the Commission on March 27, 2002 are incorporated by reference in Items 10, 11, 12, and 13.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 -----------

                            INDEX TO FORM 10-K REPORT

                                 -----------

                                                                                                                 PAGE
                                                                                                                 ----


I.       PART I

         Item 1.           Business...............................................................................1
         Item 2.           Properties.............................................................................5
         Item 3.           Legal Proceedings......................................................................6
         Item 4.           Submission of Matters to a Vote of Security Holders....................................6
                           Executive Officers of the Registrant ..................................................6

II.      PART II

         Item 5.           Market for Registrant's Common Equity and Related Stockholder
                           Matters................................................................................7
         Item 6.           Selected Financial Data................................................................7
         Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..................................................................7
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.............................8
         Item 8.           Financial Statements and Supplementary Data............................................8
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................................8

III.     PART III

         Item 10.          Directors and Executive Officers of the Registrant.....................................8
         Item 11.          Executive Compensation.................................................................8
         Item 12.          Security Ownership of Certain Beneficial Owners and
                           Management and Related Stockholder Matters.............................................8
         Item 13.          Certain Relationships and Related Transactions.........................................9
         Item 14.          Controls and Procedures................................................................9

IV.      PART IV

         Item 15.          Exhibits, Financial Statements and Schedules, and Reports on
                           Form 8-K..............................................................................10


                                     PART I

BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     The Registrant, a Delaware corporation, was incorporated in 1942. The primary businesses of the Registrant are:

     (i) The development, manufacture, and sale, through Registrant's PEM(R) Fastening Systems division ("PEM Fastening Systems"), of PEM(R) self-clinching and broaching fasteners, inserts for plastics, and automatic insertion equipment for such fasteners sold under the PEMSERTER(R) trademark, and blind-threaded inserts sold under the Atlas(R) trademark;

     (ii) The development, manufacture, and sale through the Registrant's Pittman division ("Pittman"), of permanent magnet brush-commutated dc motors under the Lo-Cog(R) trademark, and electronically commutated brushless dc servomotors under the Elcom(R) trademark; and

     (iii) The distribution of fasteners and other components utilized by original equipment manufacturers ("OEMs") and the provision of comprehensive logistical and inventory management services, through Arconix Group, Inc. and its subsidiaries ("Arconix Group"), which the Registrant commenced reporting as a separate business segment for the fiscal year ended December 31, 2001.

     On February 5, 2003, the Registrant acquired all of the issued and outstanding capital stock of Maelux SA and its sole operating company, M.A.E. S.p.A., of Offanengo, Italy, for approximately $9.7 million. M.A.E. is a manufacturer of stepper, brush, and brushless dc motors serving customers throughout Europe. The purchase price was paid using existing cash on hand.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The answer to this Item is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements "Financial Reporting for Business Segments of the Registrant" on pages 26, 27, and 28 of the Registrant's 2002 Annual Report to Stockholders (the "Annual Report"), which is included as Exhibit (13) to this Form 10-K Annual Report.

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

     PEM Fastening Systems is the world's leading manufacturer of self-clinching fasteners, which are used principally by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM(R) self-clinching fasteners were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal and other thin materials. Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile parts, such as air bags and windshield wipers.

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

         PEM Fastening Systems also manufactures and sells manual and automated presses for fastener installation under the PEMSERTER(R) trademark, and blind-threaded inserts sold under the Atlas(R) trademark. The rapid and accurate installation provided by PEMSERTER(R) presses, together with the Registrant's broad range of fastener products, provides the Registrant's customers with a complete fastening system.

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

         The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal products which accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 2000, 2001, and 2002:

                                                                       PERCENTAGE OF TOTAL SALES
                                                -------------------------------------------------------------------
                       YEAR ENDED
                      DECEMBER 31,                 FASTENERS                      MOTORS               DISTRIBUTION
                      ------------                 ---------                      ------               ------------
                          2000                        84%                          16%                      *
                          2001                        63                           18                       19%
                          2002                        55                           21                       24

--------------------
* Prior to 2001, the sales of the distribution segment were included with those of the fastener segment.

         The Registrant's fastener products are sold through a worldwide network of approximately 53 authorized independent distributors located in 38 countries, including the Registrant's own subsidiaries in California, China, England,

Singapore, and Mexico. Many of the independent distributors and engineering representative organizations have been affiliated with the Registrant for more than 20 years. The Registrant's independent distributors, which maintain their own inventories of the Registrant's products, typically sell other complementary industrial components. The Registrant's return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. The Registrant supplies its customers and distributors through warehouses in: Oxnard, California; Shanghai, China; Doncaster, England; Singapore; and Guadalajara, Mexico, in addition to maintaining inventory at its facilities in Danboro, Pennsylvania, Winston-Salem, North Carolina, and Kent, Ohio.

         Domestic and European sales of Pittman motors are made through independent sales representatives.

         During the year ended December 31, 2002, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of PEM Fastening Systems in the market for self-clinching, broaching, and insert fasteners. The Registrant believes that PEM Fastening Systems has maintained its market share during 2002. Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching, and insert fasteners.

         The Registrant also believes that Pittman has maintained its competitive position in the dc motor market in 2002, and that Arconix Group has maintained its competitive position in the distribution and inventory management services arena in 2002.

         Among PEM Fastening Systems' principal customers for fasteners and PEMSERTER(R) presses are manufacturers of business machines, personal computers, computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors, and other fabricated metal products. Pittman's principal customers for the dc motors and servomotors are manufacturers of mass data storage units, automated production equipment, instruments, computer peripherals, business machines, and medical equipment. Arconix Group's customers are generally the same as those of PEM Fastening Systems. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. For the year ended December 31, 2002, there were no sales to any one customer that exceeded 10% of the Registrant's 2002 consolidated net sales. However, sales of fasteners to one of the Registrant's authorized distributors totaled approximately $32,557,000 for the year ended December 31, 2000, and $22,105,000 for the year ended December 31, 2001, or approximately 12% each year of the Registrant's consolidated net sales during such years.

         As of December 31, 2002, the Registrant had an order backlog of $33,718,000 compared with $24,028,000 as of December 31, 2001. The Registrant estimates that substantially all of its backlog as of December 31, 2002 will be shipped during its fiscal year ending December 31, 2003.

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

         Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 2000, 2001, and 2002 were approximately $5,635,000, $5,111,000, and $4,342,000, respectively.

         The Registrant believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

         As of December 31, 2002, 1,166 persons were employed by the Registrant, 178 fewer than were employed as of December 31, 2001. The Registrant believes that its labor rates are comparable to those of its competitors and that the Registrant's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

        (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         The answer to this Item is incorporated by reference to Note 13 "Financial Reporting for Business Segments of the Company" on pages 26, 27, and 28 of the Annual Report. All foreign sales, except for those of Arconix/UK Ltd., Arconix/Mexico, S. de R.L. de C.V., Arconix/Singapore Pte Ltd., and PEM Fastening Systems/Europe Ltd., are sold F.O.B. the Registrant's United States factory, payable in U.S. dollars. Sales in the United Kingdom and Western Europe are made through the Registrant's wholly owned subsidiaries, Arconix/UK Ltd. and PEM Fastening Systems/Europe Ltd., and are denominated in pounds sterling, U.S. dollars, and Euros. Sales in the Pacific Rim are made through the Registrant's wholly owned subsidiary, Arconix/Singapore Pte Ltd., and are denominated in Singapore dollars and U.S. dollars. Sales in Mexico are made through the Registrant's wholly owned subsidiary, Arconix/Mexico, S. de R.L. de C.V., and are denominated in Mexican pesos and U.S. dollars. In 2003, the Registrant will commence selling in China through its Arconix/Shanghai affiliate, which sales will be denominated in Chinese remnimbi and U.S. dollars. All foreign sales are subject to special risks of exchange controls and restrictions on the repatriation of funds and also may be affected by the imposition or increase of taxes and/or tariffs and international instability.

        (e)      AVAILABLE INFORMATION.

         The Registrant files reports, proxy statements and other information with the Securities and Exchange Commission. The Registrant's filings are available over the Internet at the SEC's web site at http://www.sec.gov. The public may also read and copy any document the Registrant files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the public reference room.

         The Registrant maintains an Internet web site at http://www.penn-eng.com and makes available free of charge on or through the web site its Annual Report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

         RISK FACTORS

         MANY OF THE REGISTRANT'S CUSTOMERS ARE IN CYCLICAL INDUSTRIES, AND THEIR PURCHASES FROM THE REGISTRANT MAY DECLINE SUBSTANTIALLY DURING PERIODS OF ECONOMIC SLOWDOWN.

         A majority of the Registrant's revenues are derived from customers and OEMs that are in industries and businesses that are cyclical in nature and subject to change in general economic conditions, such as business machines, personal computers, computer peripherals, electronic and communications equipment, and other electronic equipment. Demand for the Registrant's products is affected by the business success of the Registrant's OEM and indirect customers who purchase products from those OEM customers. General economic or industry-specific downturns, particularly such as those in the telecommunication and datacommunications industries, have had and could continue to have a material adverse effect on the Registrant and its business, results of operations, and financial condition.

         THE REGISTRANT'S FOREIGN OPERATIONS ARE SUBJECT TO NUMEROUS RISKS, INCLUDING CURRENCY FLUCTUATIONS AND OTHER RISKS THAT MAY IMPACT THE REGISTRANT'S RESULTS OF OPERATIONS.

         Foreign sales accounted for approximately 33% of the Registrant's 2002 consolidated sales. Because not all of the Registrant's sales and expenses are incurred in U.S. dollars, the Registrant's operations have been and may continue to be affected by fluctuations in currency exchange rates. Furthermore, currency fluctuations may cause reported sales to fluctuate from period to period regardless of the fluctuation in the volume of such sales in foreign currencies. The Registrant purchases forward foreign currency exchange contracts to attempt to insulate the Registrant from the impact of foreign currency exchange rate fluctuations.

         Foreign sales are subject to numerous other risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, the imposition of product tariffs, and the burdens of complying with a wide variety of international and U.S. export laws.

ITEM 2.  PROPERTIES.

         The Registrant's principal plants and offices, all of which (other than the Singapore, China and Mexico offices) are owned by the Registrant, were as follows at December 31, 2002 (except for the Offanengo, Italy facility, which was acquired on February 5, 2003):

     LOCATION                            SIZE OF FACILITY                   USE OF FACILITY
     --------                            ----------------                   ---------------

Danboro, Pennsylvania                    230,000 sq. ft building on 107     Executive offices and manufacture of
                                         acres                              fasteners

Winston-Salem,                           120,000 sq. ft. building on 16.3   Manufacture of fasteners
North Carolina                           acres; and 58,280 sq. ft.
                                         building on 6 acres

Kent, Ohio                               75,000 sq. ft. building on 10      Manufacture of fasteners
                                         acres


Galway, Ireland                          55,000 sq. ft. building on 2       Manufacture of fasteners
                                         acres

Bedminster, Pennsylvania                 51,000 sq. ft. building on 10      Manufacture of installation presses and
                                         acres                              tooling

Harleysville, Pennsylvania               58,000 sq. ft. building on 6       Manufacture of dc motors
                                         acres

Offanengo, Italy                         129,000 sq. ft. building on 8      Manufacture of dc motors
                                         acres

Oxnard, California                       30,600 sq. ft. building on 2       Office and warehouse for the
                                         acres                              distribution of fasteners and related
                                                                            components

Doncaster, England                       33,250 sq. ft. building on 5       Office and warehouse for the
                                         acres                              distribution of fasteners and related
                                                                            components

          The Registrant also has leased 8,000 sq. ft. of office and warehouse space in Shanghai, China, 9,758 sq. ft. of office and warehouse space in Guadalajara, Mexico, and 7,000 sq. ft. of office and warehouse space in Singapore. The Registrant's facility in Suffolk, Virginia is currently vacant and for sale. The Registrant carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which it deems adequate.

ITEM 3.  LEGAL PROCEEDINGS.

         The answer to this Item is incorporated by reference to Note 12 of Notes to Consolidated Financial Statements "Commitments & Contingencies" on page 26 of the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information about the executive officers of the Registrant is as follows:

NAME                                            AGE                  POSITION HELD WITH THE REGISTRANT
----                                            ---                  ---------------------------------
Kenneth A. Swanstrom                            63                   Chairman of the Board and Chief Executive
                                                                     Officer

Martin Bidart                                   66                   President and Chief Operating Officer

Mark W. Simon                                   64                   Senior Vice President, Chief Financial
                                                                     Officer, and Corporate Secretary

Francis P. Wilson                               63                   President - PEM Fastening Systems

Kent R. Fretz                                   65                   President - Pittman

Richard F. Davies                               53                   Treasurer and Assistant Secretary

William E. Sarnese                              49                   Corporate Controller and Assistant
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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Registrant's Common Stock (non-voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNN." The Registrant's Class A Common Stock (voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNNA." As of March 4, 2003, there were 592 holders of record of the Registrant's Common Stock and 346 holders of record of the Registrant's Class A Common Stock. Additional information with respect to this Item 5 is incorporated by reference to page 14 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

          The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 13 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The answer to this item is incorporated by reference to pages 9 through 13 of the Annual Report.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The answer to this Item is incorporated by reference to pages 12 through 13 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The answer to this Item is incorporated by reference to pages 15 through 28 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The response to this Item with respect to the Registrant's directors is incorporated by reference to pages 5 through 6 of the proxy statement relating to the Registrant's 2003 annual meeting of stockholders to be held May 1, 2003 (the "Proxy Statement"). Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The response to this Item is incorporated by reference to pages 7 through 12 of the Proxy Statement, other than the "Report of the Compensation Committee of the Board of Directors" and the "Performance Graph," which are not incorporated by reference into this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The response to this Item is incorporated by reference to pages 2 through 4 of the Proxy Statement.

         The following table sets forth information regarding equity compensation plans of the Registrant as of December 31, 2002. Only shares of the Registrant's common stock (non-voting) may be issued under the Registrant's equity compensation plans. The Registrant does not have any equity compensation plans that have not been approved by the stockholders of the Registrant.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE EXERCISE  EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF          PRICE OF OUTSTANDING       (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,           OPTIONS, WARRANTS AND              REFLECTED
PLAN CATEGORY                      WARRANTS AND RIGHTS                   RIGHTS                    IN COLUMN (A))
-------------                   --------------------------    -------------------------    -------------------------
                                            (a)                          (b)                          (c)
Equity compensation plans                2,187,741                     $13.76                       845,307
approved by security holders

Equity compensation plans not               --                           --                           --
approved by security holders

         Total                           2,187,741                     $13.76                       845,307

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this Annual Report on Form 10-K, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of management, including the Registrant's Chairman and Chief Executive Officer and Chief Financial Officer.

         Under the rules of the Securities and Exchange Commission, the term "disclosure controls and procedures" means controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrant in such report is accumulated and communicated to the Registrant's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Based on this evaluation, the Registrant's Chairman and Chief Executive Officer and the Registrant's Chief Financial Officer concluded that the

Registrant's disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information that the Registrant is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

         A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K.

          (A)      FINANCIAL STATEMENTS, FINANCIAL SCHEDULES AND EXHIBITS FILED.

       1. Consolidated Financial Statements.The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:

                                                                                                          PAGE

                        Consolidated Balance Sheets at December 31, 2002 and 2001                         15*

                        Statements of Consolidated Income for the years ended December 31, 2002,          16*
                        2001, and 2000.

                        Statements of Changes in Consolidated Stockholders' Equity for the years          17*
                        ended December 31, 2002, 2001, and 2000.

                        Statements of Consolidated Cash Flows for the years ended December 31,            18*
                        2002, 2001, and 2000.

                        Notes to Consolidated Financial Statements.                                      19-28*

                        Report of Independent Auditors.                                                   28*

-------------------
* Refers to the respective pages of the Annual Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7, 7A, 8, and 15 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

       2.       FINANCIAL SCHEDULES.

                None.

       3.       EXHIBITS.

                Reference is made to the Exhibit Index on page 18 of this Form 10-K.

(b)      REPORTS ON FORM 8-K.

         None during the quarter ended December 31, 2002. Registrant filed a Form 8-K Current Report with the Securities and Exchange Commission on February 26, 2003 disclosing information under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENN ENGINEERING &
                                         MANUFACTURING CORP.


Date:  March 27, 2003                    By:/S/ KENNETH A. SWANSTROM
                                            ------------------------------------
                                            Kenneth A. Swanstrom,
                                            Chairman and Chief Executive Officer

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


      SIGNATURE                                 TITLE                                        DATE
      ---------                                 -----                                        ----

/S/ KENNETH A. SWANSTROM                 Chairman of the Board,                            March 27, 2003
---------------------------              Chief Executive Officer, and
Kenneth A. Swanstrom                     Director (Principal Executive
                                         Officer)

/S/ MARK BIDART                          President, Chief Operating Officer,               March 27, 2003
---------------------------              and Director (Principal Operating
Martin Bidart                            Officer)

/S/ MARK W. SIMON                        Senior Vice President, Chief                      March 27, 2003
---------------------------              Financial Officer, Corporate
Mark W. Simon                            Secretary, and Director (Principal
                                         Financial and Accounting Officer)

/S/ WILLARD S. BOOTHBY, JR.              Director                                          March 27, 2003
---------------------------
Willard S. Boothby, Jr.

/S/ THOMAS M. HYNDMAN, JR.               Director                                          March 27, 2003
---------------------------
Thomas M. Hyndman, Jr.

/S/ MAURICE D. OAKS                      Director                                          March 27, 2003
---------------------------
Maurice D. Oaks

/S/ JOHN J. SICKLER                      Director                                          March 27, 2003
---------------------------
John J. Sickler


      SIGNATURE                                 TITLE                                        DATE
      ---------                                 -----                                        ----

/
/S/ CHARLES R. SMITH                     Director                                          March 27, 2003
---------------------------
Charles R. Smith

/S/ DARYL L. SWANSTROM                   Director                                          March 27, 2003
---------------------------
Daryl L. Swanstrom

/S/ ANDREW B. WILLIAMS                   Director                                          March 27, 2003
---------------------------
Andrew B. Williams


                                  CERTIFICATION

         I, Kenneth A. Swanstrom, Chairman and Chief Executive Officer of Penn Engineering & Manufacturing Corp., certify that:

         1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of Penn Engineering & Manufacturing Corp.;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003                             /S/ KENNETH A. SWANSTROM
                                                  ------------------------------
                                                  Kenneth A. Swanstrom, Chairman
                                                  and Chief Executive Officer

                                  CERTIFICATION

         I, Mark W. Simon, the Senior Vice President, Chief Financial Officer and Corporate Secretary of Penn Engineering & Manufacturing Corp., certify that:

         1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of Penn Engineering & Manufacturing Corp.;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003                         /S/ MARK W. SIMON
                                              ----------------------------------
                                              Mark W. Simon, Senior Vice
                                              President, Chief Financial Officer
                                              and Corporate Secretary


                     PENN ENGINEERING & MANUFACTURING CORP.

                                  EXHIBIT INDEX

ITEM                          DESCRIPTION
----                          -----------

(3)(i)                        Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to
                              Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March
                              31, 2001.)

(3)(ii)                       By-laws of the Registrant, as amended.
                              (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2001.)

(10)(i)                       Right of First Refusal dated as of September 5, 1986 between the Registrant and
                              Lawrence W. Swanstrom and Daryl L. Swanstrom. (Incorporated by reference to Exhibit A to the Registrant's Form 8-K Current Report dated September 5, 1986.)

(10)(ii)                      1996 Equity Incentive Plan.  (Incorporated by reference to the Registrant's Form S-8
                              Registration Statement No. 333-20101 filed on January 21, 1997.)

(10)(iii)                     1996 Employee Stock Purchase Plan.  (Incorporated by reference to the Registrant's
                              Form S-8 Registration Statement No. 333-13073 filed on September 30, 1996.)

(10)(iv)                      1998 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to the
                              Registrant's Form S-8 Registration Statement No. 333-92907 filed on December 16, 1999.)

(10)(v)                       1999 Employee Stock Option Plan.  (Incorporated by reference to the Registrant's Form
                              S-8 Registration Statement No. 333-92903 filed on December 16, 1999.)

(13)                          2002 Annual Report to Stockholders. (Only those pages expressly incorporated by reference in Items 1, 3, 5, 6, 7, 7A, 8, and 15 of this Form 10-K report.)

(21)                          Subsidiaries of the Registrant.

(23)                          Consent of Independent Auditors.

(99.1)                        Statement of Chief Executive Officer Pursuant to Section 1350 of the United States Code

(99.2)                        Statement of Chief Financial Officer Pursuant to Section 1350 of the United States Code
