Form 10-Q
period 2003-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2003-05-14
CIK 77106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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


                                 (215)-766-8853
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,081,933 shares of common stock, $.01 par value, outstanding on May 9, 2003.


                               Page 1 of 19 pages.

                          PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)
                                     ASSETS
                                                                                         (unaudited)
CURRENT ASSETS                                                                          March 31, 2003   December 31, 2002
                                                                                        --------------   -----------------

   Cash and cash equivalents                                                                $8,164             $20,927
   Short-term investments                                                                      232                 233
   Accounts receivable-net                                                                  34,592              25,373
   Inventories                                                                              57,422              56,458
   Refundable income taxes                                                                   1,596               1,939
   Other current assets                                                                      1,930               1,641
                                                                                            ------             -------
      Total current assets                                                                 103,936             106,571
                                                                                           -------             -------

PROPERTY
   Property, plant & equipment                                                             187,943             174,871
   Less accumulated depreciation                                                            91,064              88,202
                                                                                            ------              ------
       Property - net                                                                       96,879              86,669
                                                                                            ------              ------

GOODWILL, NET                                                                               30,813              27,047
                                                                                            ------              ------

OTHER ASSETS                                                                                 5,169               4,692
                                                                                             -----               -----
       TOTAL                                                                              $236,797            $224,979
                                                                                          ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                         $7,485              $3,817
   Bank debt                                                                                24,745              20,000
   Dividends payable                                                                             0               1,042
   Accrued expenses:
     Pension & profit sharing                                                                1,094                   0
     Payroll & commissions                                                                   3,485               3,087
     Other                                                                                   4,982               2,603
                                                                                             -----               -----
      Total current liabilities                                                             41,791              30,549
                                                                                            ------              ------

ACCRUED PENSION COST                                                                         3,778               3,778
                                                                                             -----               -----

DEFERRED INCOME TAXES                                                                        7,458               7,435
                                                                                             -----               -----

STOCKHOLDERS' EQUITY
   Common stock                                                                                148                 148
   Class A common stock                                                                         35                  35
   Additional paid-in capital                                                               41,085              40,682
   Retained earnings                                                                       147,709             148,211
   Accumulated other comprehensive income                                                      879                 227
   Treasury stock                                                                           (6,086)             (6,086)
                                                                                            ------             -------
      Total stockholders' equity                                                           183,770             183,217
                                                                                           -------             -------
         TOTAL                                                                            $236,797            $224,979
                                                                                          ========            ========

See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                                                               THREE MONTHS ENDED
                                                                                  (unaudited)
                                                                      March 31, 2003         March 31, 2002


Net Sales                                                                  $44,814               $35,331
Cost of Products Sold                                                       32,240                24,023
                                                                            ------                ------
Gross Profit                                                                12,574                11,308

Selling Expenses                                                             5,229                 4,768
General and Administrative Expenses                                          6,267                 5,705
                                                                             -----                 -----
Operating Income                                                             1,078                   835
                                                                             -----                   ---
Other (Expense) Income:
   Interest income                                                              47                    16
   Interest expense                                                           (307)                 (193)
   Other, net                                                                 (126)                 (136)
                                                                              -----                 -----
Total Other (Expense) Income                                                  (386)                 (313)
                                                                              -----                 -----

Income Before Income Taxes                                                     692                   522
Provision for Income Taxes                                                     152                   151
                                                                               ---                   ---
Net Income                                                                    $540                  $371
                                                                              ====                  ====

PER SHARE DATA:
    Basic earnings                                                           $0.03                 $0.02
                                                                             =====                 =====

    Diluted earnings                                                         $0.03                 $0.02
                                                                             =====                 =====

    Cash dividends declared                                                  $0.06                 $0.08
                                                                             =====                 =====


See Notes to Condensed Consolidated Financial Statements


                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)

                                                                                                         THREE MONTHS ENDED
                                                                                                              (unaudited)
                                                                                                 March 31, 2003       March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                             $540                  $371
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                                                        2,749                 2,594
    Amortization                                                                                            1                     3
    Deferred income taxes                                                                                   0                    (2)
    Foreign currency transaction losses                                                                   138                    26
    Gain on disposal of property                                                                           (1)                   (2)
    Changes in assets and liabilities:
     Increase in receivables                                                                           (5,425)                 (354)
     Decrease (increase) in inventories                                                                 2,789                (1,458)
     Decrease in refundable income taxes                                                                  332                 4,545
     Decrease in other current assets                                                                     196                   624
     Increase in other assets                                                                            (477)                    0
     Increase in accounts payable                                                                         854                    13
     Increase (decrease) in accrued expenses                                                            2,208                  (225)
                                                                                                        -----                  -----
      Net cash provided by operating activities                                                         3,904                 6,135
                                                                                                        -----                  -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                                                  (1,258)                 (403)
   Acquisitions of businesses (net of cash acquired)                                                   (9,941)                    0
   Proceeds from disposal of property                                                                       6                     7
                                                                                                            -                     -
      Net cash used in investing activities                                                           (11,193)                 (396)
                                                                                                      --------                 -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term repayments                                                                           (4,007)               (3,622)
   Dividends paid                                                                                      (2,085)               (1,386)
   Issuance of common stock                                                                               404                   435
                                                                                                       -------               -------
      Net cash used in financing activities                                                            (5,688)               (4,573)
                                                                                                       -------                ------

   Effect of exchange rate changes on cash                                                                214                   (34)
                                                                                                          ---                   ----
     Net (decrease) increase in cash and cash equivalents                                             (12,763)                1,132
     Cash and cash equivalents at beginning of period                                                  20,927                 8,421
                                                                                                       ------                 -----
     Cash and cash equivalents at end of period                                                        $8,164                $9,553
                                                                                                       ======                ======



See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 1. Condensed Consolidated Financial Statements (Unaudited)

     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2002. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made which are necessary for a fair presentation of the Company's consolidated financial position at March 31, 2003 and 2002 and the consolidated statements of income and cash flows for the three-month periods then ended. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003. .

Note 2. Inventories
     Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

        Inventories are as follows:  (Dollars in thousands)
                                         (unaudited)
                                       March 31, 2003         December 31, 2002
                                       --------------         -----------------
Raw material                               $6,791                   $4,566
Tooling                                     6,833                    4,926
Work-in-process                             8,577                    7,935
Finished goods                             35,221                   39,031
                                           ------                   ------
TOTAL                                     $57,422                  $56,458
                                          =======                   =======

     If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,246,000 and $10,100,000 higher than reported at March 31, 2003 and December 31, 2002, respectively, and net income would have been $114,000 and $131,000 higher than reported for the three months ended March 31, 2003 and 2002, respectively. Long-term tooling inventory totaling $2,000,000 at March 31, 2003 and $2,500,000 at December 31, 2002 is
included in Other Assets.

Note 3. Bank Debt

      As of March 31, 2003, the Company has four unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The first two facilities are working capital facilities. The first facility is a working capital facility that permits maximum borrowings of $7,000,000, due on demand. At March 31, 2003, there was no outstanding amount on this facility. The second facility is a general facility that allows for borrowings of up to $40,000,000. At March 31, 2003, there was no amount outstanding on this facility. The third facility allows for borrowings of up to $12,000,000. A $9,000,000 term loan is currently outstanding on this facility at a rate of 3.6% (3.1% after giving effect to interest rate swaps). This loan is payable in 12 equal monthly installments commencing January 31, 2003 with the final payment due and payable on December 31, 2003. This loan is currently classified as short-term debt.

      The fourth facility permits borrowings of up to $8,000,000. At March 31, 2003, $8,000,000, bearing interest at 2.53% (3.35% after giving effect to interest rate swaps) was outstanding on this facility and was classified as short-term debt.

      These line of credit facilities require the Company to comply with certain financial covenants. At March 31, 2003, the Company was in compliance with all financial covenants.

       In addition to the above domestic line-of-credit facilities, the Company's new subsidiary, Maelux SA (Note 7) has several short-term credit facilities in place and there was $7,745,000 outstanding on such facilities at March 31, 2003.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 4. Comprehensive Income

     Total comprehensive income amounted to $1,192,000 and $244,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 5. Accounting for Stock Options

     The Company follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Under APB 25, if the exercise price of stock options granted equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation costs for the Company's plans been determined based on the fair value at the grant date for awards under these plans consistent with the method of SFAS No. 123, the impact on the Company's financial results would have been as follows:

                                                                      ---------------- -----------------
(Dollars in thousands except per share amounts)                              2003            2002
                                                                      ---------------- -----------------
      Net income as reported                                                 $540            $371
      Pro forma compensation cost, net of tax                                (279)           (291)
                                                                      ---------------- -----------------
      Pro forma net income                                                   $261             $80
                                                                      ================ =================
Basic earnings per share:
      As reported                                                            $.03            $.02
      Pro forma                                                               .02             --
Diluted earnings per share:
      As reported                                                            $.03            $.02
      Pro forma                                                               .01             --


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

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 7. Acquisition

     On February 5, 2003, the Company acquired all of the issued and outstanding capital stock of Maelux SA and its sole operating company, M.A.E. S.p.A. (MAE) of Offanengo, Italy for cash of $9,941,000, including acquisition related expenses. MAE is a manufacturer of stepper, brush, and brushless DC motors serving customers throughout Europe, and its operations are included with the Company's motor segment. The results of the operations of MAE have been included in the accompanying consolidated statement of income since the acquisition date. The purchase price has been preliminarily allocated to MAE's assets and liabilities as follows; accounts receivable - $4,008,000, inventory - $3,871,000, property - $11,324,000, other current assets - $482,000, goodwill -
$3,528,000 and current liabilities including short-term bank debt - $13,272,000.
     Additional consideration may be required based on the earnings of MAE through year 2006. Any contingent payments will be recorded as additional purchase price.

Note 8. Segment Information


          (Dollars in Thousands)

                                                 THREE MONTHS ENDED             THREE MONTHS ENDED
                                                    March 31, 2003                 March 31, 2002

                                             Fasteners      Distribution    Motors          Fasteners     Distribution     Motors
Revenues from external customers             $ 23,597         $11,266     $ 9,951           $19,475         $8,315        $7,541
Intersegment revenues                           6,119                          57             4,925
Operating profit                                1,329             572         531               795            371           323



A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:


                                                                       THREE  MONTHS  ENDED
                                                              March 31, 2003            March 31, 2002
                                                              --------------            --------------
Total profit for reportable segments                            $  2,432                  $  1,489
Unallocated corporate expenses                                    (1,354)                     (654)
Other income (expense)                                              (386)                     (313)
                                                                  ------                      -----
Income before income taxes                                      $    692                  $    522
                                                                ========                  =========

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 9. Earnings Per Share Data
      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                                                THREE  MONTHS ENDED
                                                                       March 31, 2003            March 31, 2002
                                                                       --------------            --------------

     (In Thousands, except per share data)

Basic:
Net income                                                             $     540                  $     371
Weighted average shares outstanding                                       17,383                     17,339
                                                                          ------                     ------
Basic EPS                                                              $    0.03                  $    0.02
                                                                       =========                  =========

Diluted:
Net income                                                             $     540                  $     371
                                                                       =========                  =========
Weighted average shares outstanding                                       17,383                     17,339
Net effect of dilutive stock options-based on treasury
       stock method                                                           25                        329
                                                                            ----                        ---
Totals                                                                    17,408                     17,668
                                                                          ======                     ======
Diluted EPS                                                            $    0.03                  $    0.02
                                                                       =========                  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Quarter Ended March 31, 2003 vs. Quarter Ended March  31, 2002

   Consolidated net sales for the quarter ended March 31, 2003 were $44.8 million, versus $35.3 million for the quarter ended March 31, 2002, a 26.9% increase. Net sales to customers outside the United States for the quarter ended March 31, 2003 were $15.4 million, versus $12.0 million for the quarter ended March 31, 2002, a 28.3% increase. Net sales for the fastener segment for the quarter ended March 31, 2003 were $23.6 million, versus $19.5 million for the quarter ended March 31, 2002, a 21.0% increase. Motor segment net sales were $9.9 million for the quarter ended March 31, 2003, versus $7.5 million recorded for the quarter ended March 31, 2002, a 32.0% increase. Net sales for the distribution segment for the quarter ended March 31, 2003 were $11.3 million, versus $8.3 million for the quarter ended March 31, 2002, a 36.1% increase.

     Within the fastener segment, sales volume increased 24.9% in both the domestic and international markets from the first quarter of 2002 to the first quarter of 2003 while the average selling price declined due to an unfavorable change in product mix. There was no change in per unit selling prices from quarter to quarter. As the business climate improves in all markets served by the Company, distributors are once again slowly replenishing inventory levels. Within the motor segment, the number of motors sold increased approximately 12.2% in the first quarter of 2003 compared to the first quarter of 2002 while the average selling price per motor decreased approximately 2.5%. The motor segment also benefited from the acquisition of M.A.E. S.p.A. in February, 2003, which contributed $1.7 million of net sales to the first quarter of 2003. The decline in the average selling price was mainly due to an increase in the percentage of lower priced brush motors sold in the first quarter of 2003 compared to the first quarter of 2002. Within the distribution division, sales into Europe increased approximately 27.3%, sales into Asia increased approximately 38.6%, and sales into North America increased approximately 3.7% from the first quarter of 2002 to the first quarter of 2003. This segment continues to experience growth internationally as personal computer and electronics companies shift production to take advantage of lower assembly costs.

     Consolidated gross profit for the first quarter of 2003 was $12.6 million, versus $11.3 million for the first quarter of 2002, an increase of 11.5%. However, gross profit as a percent of sales decreased from 32.0% in the first quarter of 2002 to 28.1% in the first quarter of 2003. In addition to the lower average selling prices in both the fastener and motor segments, the Company's gross profit was negatively impacted by increased wages, medical expenses, unemployment taxes, and pension expense.

     Consolidated selling, general, and administrative expenses for the first quarter of 2003 were $11.5 million, versus $10.5 million for the first quarter of 2002, a 9.5% increase. In addition to the increases for wages and employee benefits mentioned above, the Company also experienced increased charges for software maintenance and liability insurance.

     Consolidated net income for the first quarter of 2003 was $540,000, versus $371,000 for the first quarter of 2002. The Company benefited from a lower effective income tax rate in the first quarter of 2003 due to increased foreign activity.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 2003 were $8.1 million compared to $20.9 million at December 31, 2002 and $9.6 million at March 31, 2002. Working capital totaled $62.1 million at March 31, 2003 compared to $76.0 million at December 31, 2002 and $79.2 million at March 31, 2002.

     Net cash of $3.9 million was provided by operating activities for the three months ended March 31, 2003 compared to $6.1 million provided by operating activities for the three months ended March 31, 2002. The Company continued to generate cash from further reductions in overall inventory levels during the first quarter of 2003. However, as sales volume increased, the level of accounts receivable also increased thus decreasing the amount of cash provided from operations.

     Net cash used in investing activities totaled $11.2 million for the three months ended March 31, 2003 due mainly to the acquisition of MAE in February of 2003. The Company spent $1.3 million for capital additions in the first quarter of 2003, the bulk of which was for a new heat treat furnace at the Company's manufacturing facility in Ireland.

     Net cash used in financing activities totaled $5.7 million for the three months ended March 31, 2003 compared to $4.6 million for the three months ended March 31, 2002. Because of the decreased capital expenditures, the Company repaid short-term debt during both quarters. Despite the economic downturn and its impact on the Company's earnings, the Company's strong cash and working capital position have allowed for the continued payment of cash dividends of $2.1 million for the three months ended March 31, 2003. This represents the payment of the dividend declared in the fourth quarter of 2002, which was accrued as of December 31, 2002, as well as the first quarter 2003 dividend declared in January and paid in March 2003. The Company's earnings per share have historically exceeded dividends declared and paid, and the Company expects this to be the case in the future as the business climate recovers.

     The Company's main contractual obligations are the repayment of its short-term debt (see Note 3) and the payment of operating lease commitments covering certain automobiles, office space, and office equipment which are listed in Note 12 to the Company's Annual Report for the year ended December 31, 2002. The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

Critical Accounting Policies
     The Company has identified a number of its accounting polices that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management and the effect of changing those estimates and assumptions could have a material effect on our financial statements. The following is a summary of those critical accounting policies.

Inventories
     The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 74% and 69% of total inventories at March 31, 2003 and December 31, 2002, respectively, are priced on the first-in, first-out (FIFO) method. The original cost of inventory is written-down to its estimated net realizable value based on projected sales of the inventory and the age of the inventory in stock. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Provisions for the write-down of inventory are recorded in cost of products sold.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Accounts Receivable

     The Company maintains an allowance for doubtful accounts for trade receivables for which collectibility is uncertain. At March 31, 2003 and December 31, 2002, this allowance was approximately $645,000 and $830,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its procedures effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

Goodwill

     SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At March 31, 2003, the Company had $30,813,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company's fiscal 2002 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on its estimates, the Company has concluded that there is no impairment of its goodwill as of March 31, 2003. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future. The Company will evaluate its goodwill again for impairment as of October 1, 2003, or sooner if deemed necessary by management.

Pensions

         The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2002, the Company determined this rate to be 7.00% and no adjustment to this rate has been made in the quarter ended March 31, 2003. Historically the Company has assumed that the expected long-term rate of return on plan assets will be 8.00%, and this expected rate of return has been used for many years. Although in the last two years pension plan assets have earned substantially less than 8.00%, over the long-term, the Company believes that the return assumption of 8.00% is reasonable, based on expectations about future returns. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in discount rate, as well as the effect of differences between the expected return and the actual return on plan assets have been deferred in accordance with SFAS No. 87 and will ultimately affect future pension expense.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 March 31, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Derivative Instruments and Hedging

         The Company manages risks associated with foreign exchange rates and interest rates with derivative instruments. The Company does not use derivative instruments for trading or speculative purposes and only uses derivatives when there is an underlying exposure. The evaluation of hedge effectiveness is subject to assumptions based on the terms and the timing of the underlying exposures. All derivative instruments are recognized in the Consolidated Balance Sheet at fair value, which is generally based on quoted market prices.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

     A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no expectation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.

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

              3.2  By-laws, as amended (Incorporated by reference to Exhibit
                   3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

             99.1 Other Exhibit - Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Other Exhibit - Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b) Reports on Form 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        Penn Engineering & Manufacturing Corp.


Dated:     May 15, 2003                     By: /s/ Kenneth A. Swanstrom
                                                Kenneth A. Swanstrom
                                                Chairman/CEO




Dated:     May 15, 2003                     By:  /s/ Mark  W. Simon
                                                 Mark W. Simon
                                                 Senior Vice President/CFO

                                  CERTIFICATION

I, Kenneth A. Swanstrom, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Penn Engineering & Manufacturing Corp. for the quarter ended March 31, 2003;

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003

                                         /s/ Kenneth A. Swanstrom
                                         ------------------------------------
                                         Kenneth A. Swanstrom,
                                         Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Mark W. Simon, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Penn Engineering & Manufacturing Corp. for the quarter ended March 31, 2003;

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

Dated: May 15, 2003
                                                  /s/ Mark W. Simon
                                                  -------------------------
                                                  Mark W. Simon,
                                                  Senior Vice President and
                                                  Chief Financial Officer

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  EXHIBIT INDEX




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

            3.3      By-laws, as amended (Incorporated by reference to Exhibit
                     3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

           99.1      Other Exhibit - Certification pursuant to 18 U.S.C.
                     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2      Other Exhibit - Certification pursuant to 18 U.S.C.
                     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.