Form 10-Q
period 2003-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2003-08-14
CIK 77106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_________to______

                          Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0951065
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

P.O. Box 1000, Danboro, Pennsylvania 18916 (Address of principal executive offices) (Zip Code)


                                 (215)-766-8853
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,098,538 shares of common stock, $.01 par value, outstanding on August 8, 2003.



                               Page 1 of 21 pages.

                          PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)
                                     ASSETS

                                                                                            (unaudited)
CURRENT ASSETS                                                                              June 30, 2003       December 31, 2002
                                                                                            -------------       -----------------
   Cash and cash equivalents                                                                   $6,522                 $20,927
   Short-term investments                                                                         234                     233

   Accounts receivable-net                                                                     34,971                  25,373
   Inventories                                                                                 54,259                  56,458
   Refundable income taxes                                                                      1,302                   1,939
   Other current assets                                                                         1,291                   1,641
                                                                                                -----                   -----
      Total current assets                                                                     98,579                 106,571
                                                                                               ------                 -------

PROPERTY
   Property, plant & equipment                                                                187,735                 174,871
   Less accumulated depreciation                                                               94,320                  88,202
                                                                                               ------                  ------
       Property - net                                                                          93,415                  86,669
                                                                                               ------                  ------

GOODWILL, Net                                                                                  38,344                  27,047
                                                                                               ------                  ------

OTHER ASSETS                                                                                    5,170                   4,692
                                                                                                -----                   -----
       TOTAL ASSETS                                                                          $235,508                $224,979
                                                                                             ========                ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                            $6,441                  $3,817
   Bank debt                                                                                   13,845                  20,000
   Dividends payable                                                                                -                   1,042
   Accrued expenses:
     Profit sharing                                                                               755                       -
     Payroll & commissions                                                                      4,259                   3,087
     Other                                                                                      5,672                   2,603
                                                                                                -----                   -----
      Total current liabilities                                                                30,972                  30,549
                                                                                               ------                  ------
ACCRUED PENSION COST                                                                            5,578                   3,778
                                                                                                -----                   -----

DEFERRED INCOME TAXES                                                                           9,802                   7,435
                                                                                                -----                   -----

LONG-TERM BANK DEBT                                                                             3,146                       -
                                                                                                -----                       -

STOCKHOLDERS' EQUITY
   Common stock                                                                                   149                     148
   Class A common stock                                                                            35                      35
   Additional paid-in capital                                                                  41,458                  40,682
   Retained earnings                                                                          147,983                 148,211
   Accumulated other comprehensive income                                                       2,471                     227
   Treasury stock                                                                              (6,086)                 (6,086)
                                                                                                -----                   -----
      Total stockholders' equity                                                              186,010                 183,217
                                                                                              -------                 -------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $235,508                $224,979
                                                                                             ========                ========
See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)


                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       (unaudited)                             (unaudited)
                                                             June 30, 2003    June 30, 2002          June 30, 2003    June 30, 2002
                                                             -------------    -------------          -------------    -------------


Net Sales                                                       $47,439          $38,004                $92,253          $73,335
Cost of Products Sold                                            34,440           26,630                 66,680           50,653
                                                                 ------           ------                 ------           ------
Gross Profit                                                     12,999           11,374                 25,573           22,682

Selling Expenses                                                  5,482            4,783                 10,711            9,551
General and Administrative Expenses                               6,082            6,095                 12,349           11,800
                                                                  -----            -----                 ------           ------
Operating Profit                                                  1,435              496                  2,513            1,331
                                                                  -----              ---                  -----            -----
Other Income (Expense):
   Interest income                                                   54               29                    101               44
   Interest expense                                                (218)            (216)                  (524)            (409)
   Other, net                                                       413            1,084                    287              949
                                                                    ---            -----                    ---              ---
Total Other Income (Expense)                                        249              897                   (136)             584
                                                                    ---              ---                   -----             ---
Income Before Income Taxes                                        1,684            1,393                  2,377            1,915
Provision for Income Taxes                                          364              405                    516              556
                                                                    ---              ---                    ---              ---
Net Income                                                       $1,320             $988                 $1,861           $1,359
                                                                  =====              ===                  =====            =====

PER SHARE DATA:
    Basic earnings                                                $0.08            $0.06                  $0.11            $0.08
                                                                  =====            =====                  =====            =====

    Diluted earnings                                              $0.08            $0.06                  $0.11            $0.08
                                                                  =====            =====                  =====            =====

    Cash dividends declared                                       $0.06            $0.08                  $0.12            $0.16
                                                                  =====            =====                  =====            =====


See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)


                                                                                                 SIX MONTHS ENDED
                                                                                                   (unaudited)
                                                                                     June 30, 2003            June 30, 2002
                                                                                     -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $1,861                   $1,359
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                        5,635                    5,210
    Deferred income taxes                                                                    1                       53
    Foreign currency transaction gains                                                    (254)                    (305)
    Loss (gain) on disposal of property                                                     55                       (1)
    Loss on disposal of investments                                                          0                      137
    Changes in assets and liabilities:
     Increase in receivables                                                            (4,956)                    (309)
     Decrease (increase) in inventories                                                  5,761                      (43)
     Decrease in refundable income taxes                                                   591                    4,809
     Decrease in other current assets                                                      672                      751
     (Increase) decrease in other assets                                                  (477)                     500
     (Decrease) increase in accounts payable                                              (380)                     724
     Increase in accrued expenses                                                        2,215                      383
     Increase (decrease) in accrued pension cost                                         1,800                     (925)
                                                                                         -----                     -----
      Net cash provided by operating activities                                         12,524                   12,343
                                                                                        ------                   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                                   (2,144)                  (1,027)
   Acquisitions of businesses (net of cash acquired)                                   (10,442)                       0
   Proceeds from disposal of available-for-sale investments                                  0                      531
   Proceeds from disposal of property                                                       17                        7
                                                                                            --                        -
      Net cash used in investing activities                                            (12,569)                    (489)
                                                                                      --------                    -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net bank debt repayments                                                            (12,213)                  (3,664)
   Dividends paid                                                                       (3,131)                  (2,768)
   Issuance of common stock                                                                776                      882
                                                                                           ---                      ---
      Net cash used in financing activities                                            (14,568)                  (5,550)
                                                                                      --------                  -------

   Effect of exchange rate changes on cash                                                 208                     (245)
                                                                                           ---                     -----
     Net (decrease) increase in cash and cash equivalents                              (14,405)                   6,059
     Cash and cash equivalents at beginning of period                                   20,927                    8,421
                                                                                        ------                    -----
     Cash and cash equivalents at end of period                                         $6,522                  $14,480
                                                                                        ======                  =======



See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 1. Condensed Consolidated Financial Statements (Unaudited)

     The accompanying condensed consolidated financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2002. The information contained in this report is unaudited and in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at June 30, 2003 and 2002 and the consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

Note 2. Inventories

     Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

        Inventories are as follows:  (Dollars in thousands)

                                              (unaudited)
                                             June 30, 2003     December 31, 2002
                                             -------------     -----------------
Raw material                                     $6,538            $4,566
Tooling                                           4,566             4,926
Work-in-process                                   9,008             7,935
Finished goods                                   34,147            39,031
                                                 ------            ------
TOTAL                                           $54,259           $56,458
                                                =======           =======

     If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,393,000 and $10,100,000 higher than reported at June 30, 2003 and December 31, 2002, respectively, and net income would have been $230,000 and $262,000 higher than reported for the six months ended June 30, 2003 and 2002, respectively. Long-term tooling inventory totaling $2,000,000 at June 30, 2003 and $2,500,000 at December 31, 2002 is
included in Other Assets.

Note 3. Bank Debt

     As of June 30, 2003, the Company has six unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The first facility is a working capital facility that permits maximum borrowings of $7,000,000, due on demand. At June 30, 2003, there was no outstanding amount on this facility. The second facility is a general facility that allows for borrowings of up to $40,000,000. At June 30, 2003, there was no outstanding amount on this facility. The third facility allows for borrowings of up to $12,000,000. A $6,000,000 term loan is currently outstanding on this facility at a rate of 3.6% (3.1% after giving effect to interest rate swaps). This loan is payable in 12 equal monthly installments commencing January 31, 2003 with the final payment due and payable on December 31, 2003. This loan is currently classified as short-term debt.

     The fourth facility permits borrowings of up to $8,000,000. At June 30, 2003, $4,000,000, bearing interest at 2.32% (3.35% after giving effect to interest rate swaps) was outstanding on this facility and was classified as short-term debt.

     The fifth facility is a revolving credit facility with maximum borrowing of $15,000,000. The sixth facility is a lease line financing commitment with maximum borrowing of $1,000,000. Both of these credit facilities had no amounts outstanding at June 30, 2003.

     These line of credit facilities require the Company to comply with certain financial covenants. At June 30, 2003, the Company was in compliance with all financial covenants.

      In addition to the above domestic line-of-credit facilities, the Company's new subsidiary, M.A.E. S.p.A. (MAE) (see Note 7) has several short-term credit facilities in place and there was $3,319,000 outstanding on such facilities at June 30, 2003. MAE also has an outstanding mortgage, where $526,000 is classified as short-term debt and $3,146,000 is classified as long-term debt as of June 30, 2003.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003



Note 4. Comprehensive Income

     Total comprehensive income amounted to $2,912,000 and $2,616,000 for the three months ended June 30, 2003 and 2002, respectively, and $4,105,000 and $2,860,000 for the six months ended June 30, 2003 and 2002, respectively.

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




                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                June 30                      June 30
                                                                                -------                      -------
                                                                          2003          2002             2003        2002
                                                                          ----          ----             ----        ----
(Dollars in thousands except per share amounts)
      Net income as reported                                              $1,320        $988             $1,861    $1,359
      Pro forma compensation cost, net of tax                               (216)       (291)              (495)     (581)
                                                                           -----       -----              -----     -----
      Pro forma net income                                                $1,104        $697             $1,366      $778
                                                                          ======        ====             ======      ====
Basic earnings per share:
      As reported                                                          $0.08       $0.06              $0.11     $0.08
      Pro forma                                                             0.06        0.04               0.08      0.04
Diluted earnings per share:
      As reported                                                          $0.08       $0.06              $0.11     $0.08
      Pro forma                                                             0.06        0.04               0.08      0.04



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

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


Note 7. Acquisition

     On February 5, 2003, the Company acquired all of the issued and outstanding capital stock of Maelux SA and its sole operating company, M.A.E. S.p.A. (MAE) of Offanengo, Italy for cash of $10,442,000, including acquisition related expenses. MAE is a manufacturer of stepper, brush, and brushless DC motors serving customers throughout Europe, and its operations are included with the Company's motor segment. The results of the operations of MAE have been included in the accompanying consolidated statement of income since the acquisition date. The purchase price has been preliminarily allocated to MAE's assets and liabilities as follows; accounts receivable - $4,100,000, inventory - $3,214,000, property - $8,628,000, other current assets - $296,000, goodwill - $10,008,000, deferred income taxes - $2,475,000, and current liabilities including short-term bank debt - $13,329,000.
     Additional consideration may be required based on the earnings of MAE through year 2006. Any contingent payments will be recorded as additional purchase price.

Note 8. Segment Information

          (Dollars in Thousands)


                                                          THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                            June 30, 2003                              June 30, 2002
                                                            -------------                              -------------
                                               Fasteners   Distribution    Motors         Fasteners      Distribution      Motors
                                               ---------   ------------    ------         ---------      ------------      ------
Revenues from external customers               $  24,868    $    11,291  $ 11,280      $     21,309      $      8,975    $  7,720
Intersegment revenues                              6,533                       49             5,447
Operating profit                                   2,930            202       769               580               326         422



                                                           SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                            June 30, 2003                               June 30, 2002
                                                             -------------                              -------------
                                               Fasteners   Distribution    Motors         Fasteners      Distribution      Motors
                                               ---------   ------------    ------         ---------      ------------      ------
Revenues from external customers               $  48,465      $  22,557  $ 21,231        $   40,784      $     17,290     $15,261
Intersegment revenues                             12,652                      106            10,374
Operating profit                                   4,422            788     1,337             1,375               697         745




A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:



                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                           June 30                               June 30
                                                           -------                               -------
                                                       2003          2002                      2003        2002
                                                       -----         ----                      -----       ----
Total profit for reportable segments                $  3,901     $  1,328                    $ 6,547    $ 2,817

Unallocated corporate expenses                        (2,466)        (832)                    (4,034)    (1,486)

Other income (expense)                                   249          897                       (136)       584
                                                         ---        -----                      -----        ---
Income before income taxes                         $   1,684      $ 1,393                   $  2,377    $ 1,915
                                                       =====        =====                      =====      =====


                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


Note 9. Earnings Per Share Data
      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.



                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            June 30                                June 30
                                                            -------                                -------
                                                       2003          2002                      2003        2002
                                                       ----          ----                      ----        ----

     (In Thousands, except per share data)

Basic:
Net income                                           $ 1,320        $ 988                      $ 1,861  $ 1,359
Weighted average shares outstanding                   17,436       17,385                       17,410   17,362
                                                      ------       ------                       ------   ------
Basic EPS                                            $  0.08       $ 0.06                       $ 0.11   $ 0.08
                                                        ====         ====                       ====== ========

Diluted:
Net income                                           $ 1,320        $ 988                      $ 1,861  $ 1,359
                                                    ========          ===                      =======    =====
Weighted average shares outstanding                   17,436       17,385                       17,410   17,362
Net effect of dilutive stock options-
    based on treasury stock method                       162          363                           80      349
                                                         ---          ---                           --      ---
Totals                                                17,598       17,748                       17,490   17,711
                                                      ======       ======                       ======   ======
Diluted EPS                                           $ 0.08       $ 0.06                      $  0.11  $  0.08
                                                      ======        =====                         ====   ======



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  June 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Quarter Ended June 30, 2003 vs. Quarter Ended June 30, 2002

   Consolidated net sales for the quarter ended June 30, 2003 were $47.4 million, versus $38.0 million for the quarter ended June 30, 2002, a 24.7% increase. Net sales to customers outside the United States for the quarter ended June 30, 2003 were $18.7 million, versus $12.4 million for the quarter ended June 30, 2002, a 50.8% increase. Net sales for the fastener segment for the quarter ended June 30, 2003 were $24.9 million, versus $21.3 million for the quarter ended June 30, 2002, a 16.9% increase. Motor segment net sales were $11.3 million for the quarter ended June 30, 2003, versus $7.7 million recorded for the quarter ended June 30, 2002, a 46.8% increase. The motor segment sales for the quarter ended June 30, 2003 included $3.0 million of sales at MAE which was purchased in February, 2003 (see Note 7). Net sales for the distribution segment for the quarter ended June 30, 2003 were $11.3 million, versus $9.0 million for the quarter ended June 30, 2002, a 25.6% increase.

     Within the fastener segment, sales volume increased 14.2% in both the domestic and international markets from the second quarter of 2002 to the second quarter of 2003 and the average selling price also increased approximately 4.5% during the same period. There was no change in per unit selling prices from quarter to quarter however the Company benefited from the weakening US dollar. Within the motor segment, the number of motors sold (excluding sales by MAE) increased approximately 7.6% in the second quarter of 2003 compared to the second quarter of 2002 while the average selling price per motor remained constant. Within the distribution segment, sales into Europe increased approximately 1.8%, sales into North America increased less than 1%, while sales into Asia increased approximately 25.0% from the second quarter of 2002 to the second quarter of 2003. This segment continues to experience international growth as personal computer and electronics companies shift production to other global areas to take advantage of lower assembly costs.

     Consolidated gross profit for the second quarter of 2003 was $13.0 million, versus $11.4 million for the second quarter of 2002, an increase of 14.0%. However, gross profit as a percent of sales decreased from 30.0% in the second quarter of 2002 to 27.4% in the second quarter of 2003. The Company's gross profit was negatively impacted by increased wages, medical expenses, unemployment taxes, and pension expense as well as increased freight costs necessary to support the sales growth in Asia.

     Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 2003 were $11.6 million, versus $10.9 million for the second quarter of 2002, a 6.4% increase. Excluding the additional SG&A related to the acquisition of MAE, the increase from 2002 to 2003 was approximately 2.2%. Increases in both employee benefit expenses and software maintenance charges contributed to the overall increase.

     Consolidated net income for the second quarter of 2003 was $1.3 million, versus $988,000 for the second quarter of 2002, an increase of 31.6%. The Company benefited from a lower effective income tax rate in the second quarter of 2003 due to increased foreign sales while in the second quarter of 2002, the Company benefited from favorable currency exchange transactions.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  June 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

     Consolidated net sales for the six months ended June 30, 2003 were $92.3 million, versus $73.3 million for the six months ended June 30, 2002, a 25.9% increase. Sales from the Company's newest acquisition (MAE) amounted to $4.7 million for the period to date since it was acquired on February 5, 2003. Net sales to customers outside the United States for the six months ended June 30, 2003 were $35.9 million, versus $24.4 million for the six months ended June 30, 2002, and increase of 47.1%. Net sales for the fastener segment for the six months ended June 30, 2003 were $48.5 million, versus $40.8 million for the six months ended June 30, 2002, an 18.9% increase. Motor segment net sales (including MAE) were $21.2 for the six months ended June 30, 2003, versus $15.3 million for the six months ended June 30, 2002, a 38.6% increase. Net sales for the distribution segment for the six months ended June 30, 2003 were $22.6 million, versus $17.3 million for the six months ended June 30, 2002, a 30.6% increase.

     Within the fastener segment, sales volume increased 19.2% in both the domestic and international markets from the first six months of 2002 to the first six months of 2003 while the average selling price remained constant. As the business climate slowly improves in all markets served by the Company, distributors are gradually replenishing inventory levels. Within the motor segment, the number of motors sold (excluding MAE) increased approximately 9.9% in the first six months of 2003 compared to the first six months of 2002 while the average selling price declined approximately 1.2%. Within the distribution segment, the Company experienced international growth during the first six months of 2003 compared to the same period in 2002 as the Asian market increased 31.3% and the European market increased 10.3%. The recovery in the domestic distribution market remained sluggish during the first six months of 2003, posting only a 2.8% increase over the comparable period in 2002.

     Consolidated gross profit for the first six months of 2003 was $25.6 million, versus $22.7 million for the first six months of 2002, a 12.8% increase. The percentage increase in gross profit from the first six months of 2002 to the first six months of 2003 was less than the sales percentage increase in all three segments due primarily to increased wages and benefit expenses as well as increased freight and duty costs related to the increased level of sales activity overseas. The Company has not been able to pass these costs on to the customer as selling prices have remained constant from year to year.

     Consolidated selling, general, and administrative expenses for the first six months of 2003 were $23.1 million, versus $21.4 million for the first six months of 2002, an increase of 7.9%. In addition to the increased wages and employee benefits mentioned above, the Company also experienced increased charges for software maintenance and liability insurance.

     Consolidated net income for the first six months of 2003 was $1.9 million, versus $1.4 million for the first six months of 2002. The Company has benefited from a lower effective tax rate in 2003 due to increased foreign sales while favorable foreign currency transactions affected both periods.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  June 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2003 were $6.5 million compared to $20.9 million at December 31, 2002. Working capital totaled $67.6 million at June 30, 2003 compared to $76.0 million at December 31, 2002.

     Net cash of $12.5 million was provided by operating activities for the six months ended June 30, 2003 compared to $12.3 million provided by operating activities for the six months ended June 30, 2002. The Company continued to generate cash from further reductions in overall inventory levels during the first half of 2003. However, as sales volume increased, the level of accounts receivable also increased, thus decreasing the amount of cash provided from operations.

     Net cash used in investing activities totaled $12.6 million for the six months ended June 30, 2003 due mainly to the acquisition of MAE in February of 2003. The Company spent $2.1 million for capital additions in the first half of 2003, the bulk of which was for a new heat treat furnace at the Company's manufacturing facility in Ireland.

     Net cash used in financing activities totaled $14.6 million for the six months ended June 30, 2003 compared to $5.6 million for the six months ended June 30, 2002. Because of the decreased capital expenditures, the Company repaid short-term debt during both years. Despite the economic downturn and its impact on the Company's earnings, the Company's strong cash and working capital position have allowed for the continued payment of cash dividends of $3.1 million for the six months ended June 30, 2003. This represents the payment of the dividend declared in the fourth quarter of 2002, which was accrued as of December 31, 2002, as well as the first and second quarter 2003 dividends.

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

Inventories

     The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 74% and 69% of total inventories at June 30, 2003 and December 31, 2002, respectively, are priced on the first-in, first-out (FIFO) method. The original cost of inventory is written-down to its estimated net realizable value based on projected sales of the inventory and the age of the inventory in stock. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Provisions for the write-down of inventory are recorded in cost of products sold.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  June 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Accounts Receivable

     The Company maintains an allowance for doubtful accounts for trade receivables for which collectibility is uncertain. At June 30, 2003 and December 31, 2002, this allowance was approximately $720,000 and $830,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its procedures effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

Goodwill

     SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At June 30, 2003, the Company had $38,344,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company's fiscal 2002 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on its estimates, the Company has concluded that there is no impairment of its goodwill as of June 30, 2003. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future. The Company will evaluate its goodwill again for impairment as of October 1, 2003, or sooner if deemed necessary by management.

Pensions

         The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2002, the Company determined this rate to be 7.00% and no adjustment to this rate has been made for the six months ended June 30, 2003. Historically the Company has assumed that the expected long-term rate of return on plan assets will be 8.00%, and this expected rate of return has been used for many years. Although in the last two years pension plan assets have earned substantially less than 8.00%, over the long-term, the Company believes that the return assumption of 8.00% is reasonable, based on expectations about future returns. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in discount rate, as well as the effect of differences between the expected return and the actual return on plan assets have been deferred in accordance with SFAS No. 87 and will ultimately affect future pension expense.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  June 30, 2003

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.

Item 2. Changes in Securities

     Not Applicable

Item 3. Defaults upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its 2003 Annual Meeting of Stockholders (the "Annual Meeting") on May 1, 2003. The matter voted upon at the Annual Meeting and the respective results were as follows:

1. The election of two Class C Directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2006 and until their successors are duly elected.

     Name of Nominee                         For                       Withheld
     ----------------------                  ---                       --------
     Daryl L. Swanstrom                   2,726,719                    321,508
     Andrew B. Williams                   3,046,159                      2,068

     The Directors whose term of office continued after the meeting were:

     Class A Directors:
     ------------------
     Martin Bidart
     Maurice D. Oaks
     Charles R. Smith

     Class B Directors:
     ------------------
     Kenneth A. Swanstrom
     Mark W. Simon
     John J. Sickler

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

        3.2          By-laws, as amended (Incorporated by reference to Exhibit
                     3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b) Reports on Form 8-K

         None.

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        Penn Engineering & Manufacturing Corp.


Dated:     August 14, 2003              By: /s/ Kenneth A. Swanstrom
                                        -----------------------------
                                             Kenneth A. Swanstrom
                                             Chairman/CEO




Dated:     August 14, 2003              By: /s/ Mark  W. Simon
                                        ------------------------------
                                            Mark W. Simon
                                            Senior Vice President/CFO

                     PENN ENGINEERING & MANUFACTURING CORP.
                                  EXHIBIT INDEX



     Exhibit No.                    Description

        3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q Quarterly Report for the period ended March 31, 2001.

        3.3          By-laws, as amended (Incorporated by reference to Exhibit
                     3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Other Exhibit - Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Other Exhibit - Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.