Form 10-Q
period 2003-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2003-11-14
CIK 77106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,120,117 shares of common stock, $.01 par value, outstanding on November 7, 2003.

                          PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

                                     ASSETS
                                                                                        (unaudited)
CURRENT ASSETS                                                                       September 30, 2003       December 31, 2002
                                                                                     ------------------       -----------------
   Cash and cash equivalents                                                                 $7,496                 $20,927
   Short-term investments                                                                       231                     233
   Accounts receivable-net                                                                   37,563                  25,373
   Inventories                                                                               51,105                  56,458
   Refundable income taxes                                                                    1,337                   1,939
   Other current assets                                                                       1,811                   1,641
                                                                                              -----                   -----
      Total current assets                                                                   99,543                 106,571
                                                                                             ------                 -------

PROPERTY
   Property, plant & equipment                                                              188,125                 174,871
   Less accumulated depreciation                                                             97,087                  88,202
                                                                                             ------                  ------
       Property - net                                                                        91,038                  86,669
                                                                                             ------                  ------

GOODWILL, Net                                                                                38,406                  27,047
                                                                                              ------                  ------

OTHER ASSETS                                                                                  5,169                   4,692
                                                                                              -----                   -----
       TOTAL ASSETS                                                                        $234,156                $224,979
                                                                                           ========                ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                          $4,830                  $3,817
   Bank debt                                                                                  8,694                  20,000
   Dividends payable                                                                          1,047                   1,042
   Accrued expenses:
     Profit sharing                                                                           1,427                       -
     Payroll & commissions                                                                    4,846                   3,087
     Other                                                                                    6,575                   2,603
                                                                                              -----                   -----
      Total current liabilities                                                              27,419                  30,549
                                                                                             ------                  ------
ACCRUED PENSION COST                                                                          6,478                   3,778
                                                                                              -----                   -----

DEFERRED INCOME TAXES                                                                         9,849                   7,435
                                                                                              -----                   -----

LONG-TERM BANK DEBT                                                                           3,159                       -
                                                                                              -----

STOCKHOLDERS' EQUITY
   Common Stock                                                                                 149                     148
   Class A Common Stock                                                                          35                      35
   Additional paid-in capital                                                                41,555                  40,682
   Retained earnings                                                                        148,412                 148,211
   Accumulated other comprehensive income                                                     3,186                     227
   Treasury stock                                                                            (6,086)                 (6,086)
                                                                                              -----                   -----
      Total stockholders' equity                                                            187,251                 183,217
                                                                                            -------                 -------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $234,156                $224,979
                                                                                           ========                ========
See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)


                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  (unaudited)                                (unaudited)
                                                    September 30, 2003  September 30, 2002    September 30, 2003 September 30, 2002
                                                    --------------------------------------    -------------------------------------


Net Sales                                               $46,321               $38,112                $138,574              $111,446
Cost of Products Sold                                    32,728                25,995                  99,408                76,648
                                                         ------                ------                  ------                ------
Gross Profit                                             13,593                12,117                  39,166                34,798

Selling Expenses                                          5,054                 4,838                  15,765                14,389
General and Administrative Expenses                       6,562                 5,837                  18,911                17,636
                                                          -----                 -----                  ------                ------
Operating Income                                          1,977                 1,442                   4,490                 2,773
                                                          -----                 -----                   -----                 -----
Other Income (Expense):
   Interest income                                           13                    42                     114                    86
   Interest expense                                        (176)                 (205)                   (701)                 (614)
   Other, net                                               201                   128                     488                 1,077
                                                            ---                   ---                     ---                 -----
Total Other Income (Expense)                                 38                   (35)                    (99)                  549
                                                             --                   ----                    ----                  ---
Income Before Income Taxes                                2,015                 1,407                   4,391                 3,322
Provision for Income Taxes                                  538                   407                   1,054                   963
                                                            ---                   ---                   -----                   ---
Net Income                                               $1,477                $1,000                  $3,337                $2,359
                                                          =====                 =====                   =====                 =====

PER SHARE DATA:
    Basic earnings                                        $0.08                 $0.06                    $0.19                $0.14
                                                          =====                 =====                    =====                =====

    Diluted earnings                                      $0.08                 $0.06                    $0.19                $0.13
                                                          =====                 =====                    =====                =====

    Cash dividends declared                               $0.06                 $0.06                    $0.18                $0.22
                                                          =====                 =====                    =====                =====


See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)


                                                                                                      NINE MONTHS ENDED
                                                                                                         (unaudited)
                                                                                          September 30, 2003     September 30, 2002
                                                                                          ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $3,337                   $2,359
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                                8,484                    7,779
    Deferred income taxes                                                                            0                       56
    Foreign currency transaction gains                                                             (22)                    (642)
    Loss on disposal of property                                                                    81                        0
    Loss on disposal of investments                                                                  0                      137
    Changes in assets and liabilities:
     Increase in receivables                                                                    (7,792)                    (111)
     Decrease in inventories                                                                     8,903                    2,186
     Decrease in refundable income taxes                                                           567                    5,311
     Decrease in other current assets                                                              150                      300
     (Increase) decrease in other assets                                                          (477)                     500
     (Decrease) increase in accounts payable                                                    (1,981)                      76
     Increase in accrued expenses                                                                4,519                       36
     Increase (decrease) in accrued pension cost                                                 2,700                   (1,942)
                                                                                                 -----                   -------
      Net cash provided by operating activities                                                 18,469                   16,045
                                                                                                ------                   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                                           (2,567)                  (1,960)
   Acquisitions of businesses (net of cash acquired)                                           (10,442)                       0
   Proceeds from disposal of available-for-sale investments                                          0                      531
   Proceeds from disposal of property                                                               17                        7
                                                                                                    --                        -
      Net cash used in investing activities                                                    (12,992)                  (1,422)
                                                                                              --------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net bank debt repayments                                                                    (17,341)                  (4,664)
   Dividends paid                                                                               (3,132)                  (4,165)
   Issuance of Common Stock                                                                        874                      903
                                                                                                   ---                      ---
      Net cash used in financing activities                                                    (19,599)                  (7,926)
                                                                                              --------                  -------

   Effect of exchange rate changes on cash                                                         691                     (282)
                                                                                                   ---                     -----
     Net (decrease) increase in cash and cash equivalents                                      (13,431)                   6,415
     Cash and cash equivalents at beginning of period                                           20,927                    8,421
                                                                                                ------                    -----
     Cash and cash equivalents at end of period                                                 $7,496                  $14,836
                                                                                                ======                  =======



See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 1. Condensed Consolidated Financial Statements (Unaudited)

     The accompanying condensed consolidated financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2002. The information contained in this report is unaudited and in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at September 30, 2003 and 2002 and the consolidated statements of income and cash flows for the nine-month periods then ended. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

Note 2. Inventories

     Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

        Inventories are as follows:  (Dollars in thousands)


                                   (unaudited)
                                  September 30, 2003          December 31, 2002
                                  ------------------          -----------------
Raw material                           $6,486                    $4,566
Tooling                                 4,761                     4,926
Work-in-process                         8,173                     7,935
Finished goods                         31,685                    39,031
                                       ------                    ------
TOTAL                                 $51,105                   $56,458
                                      =======                   =======

     If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,239,000 and $10,100,000 higher than reported at September 30, 2003 and December 31, 2002, respectively, and net income would have been $106,000 and $392,000 higher than reported for the nine months ended September 30, 2003 and 2002, respectively. Long-term tooling inventory totaling $2,000,000 at September 30, 2003 and $2,500,000 at December 31, 2002 is included in Other Assets.

Note 3. Bank Debt

     As of September 30, 2003, the Company had four unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The first facility is a working capital facility that permits maximum borrowings of $7,000,000, due on demand. At September 30, 2003, there was no outstanding amount on this facility. The second facility is a general facility that allows for borrowings of up to $15,000,000. At September 30, 2003, $1,590,000, bearing interest at 2.88%, was outstanding on this facility and was classified as short-term debt. The third facility allows for borrowings of up to $12,000,000. A $3,000,000 term loan is currently outstanding on this facility at a rate of 3.6% (3.1% after giving effect to interest rate swaps) and is due and payable on December 31, 2003. This loan is currently classified as short-term debt.

     The fourth facility permits borrowings of up to $8,000,000. At September 30, 2003, $2,000,000, bearing interest at 2.11% (3.35% after giving effect to interest rate swaps) was outstanding on this facility and was classified as short-term debt.

     These line of credit facilities require the Company to comply with certain financial covenants. At September 30, 2003, the Company was in compliance with all financial covenants.

      In addition to the above domestic line-of-credit facilities, the Company's new subsidiary, M.A.E. S.p.A. (MAE) (see Note 7) has several short-term credit facilities in place and there was $1,576,000 outstanding on such facilities at September 30, 2003. MAE also has an outstanding mortgage, where $528,000 is classified as short-term debt and $3,159,000 is classified as long-term debt as of September 30, 2003.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



Note 4. Comprehensive Income

     Total comprehensive income amounted to $2,191,000 and $1,274,000 for the three months ended September 30, 2003 and 2002, respectively, and $6,296,000 and $4,134,000 for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, and the fair value of derivative instruments that qualify as cash flow hedges.

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


                                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                  September 30             September 30
                                                                                  ------------             ------------
                                                                                  2003    2002             2003    2002
                                                                                  ----    ----             ----    ----
(Dollars in thousands except per share amounts)
      Net income as reported                                                    $1,477  $1,000           $3,337  $2,359
      Pro forma compensation cost, net of tax                                     (302)   (291)            (797)   (872)
                                                                                 -----   -----            -----   -----
      Pro forma net income                                                      $1,175    $709           $2,540  $1,487
                                                                                ======    ====           ======  ======
Basic earnings per share:
      As reported                                                                $0.08   $0.06            $0.19   $0.14
      Pro forma                                                                   0.07    0.04             0.15    0.09
Diluted earnings per share:
      As reported                                                                $0.08   $0.06            $0.19   $0.13
      Pro forma                                                                   0.07    0.04             0.14    0.08

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

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


Note 7. Acquisition

     On February 5, 2003, the Company acquired all of the issued and outstanding capital stock of Maelux SA and its sole operating company, M.A.E. S.p.A. (MAE) of Offanengo, Italy for cash of $10,442,000, including acquisition related expenses. MAE is a manufacturer of stepper, brush, and brushless DC motors serving customers throughout Europe, and its operations are included with the Company's motor segment. The results of the operations of MAE have been included in the accompanying consolidated statement of income since the acquisition date. The purchase price has been preliminarily allocated to MAE's assets and liabilities as follows; accounts receivable - $4,100,000, inventory - $3,214,000, property - $8,628,000, other current assets - $296,000, goodwill - $10,008,000, deferred income taxes - $2,475,000, current liabilities including short-term bank debt - $10,359,000, and long-term bank debt - $2,970,000.

     Additional consideration may be required based on the earnings of MAE through year 2006. Any contingent payments will be recorded as additional purchase price.

Note 8. Segment Information

        In 2003, the Company changed the manner in which it accounted for sales to certain customers in the Asia-Pacific region. Prior to 2003, these sales were recorded in the fastener segment, whereas in 2003 these sales are recorded in the distribution segment. Therefore, 2002 three and nine month results have been reclassified so as to be comparable with the 2003 presentation.
          (Dollars in Thousands)


                                                             THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                            September 30, 2003                     September 30, 2002
                                                            ------------------                     ------------------
                                               Fasteners      Distribution      Motors    Fasteners   Distribution     Motors
Revenues from external customers               $  21,954     $    13,889     $ 10,478    $   19,907   $     10,217    $  7,988
Intersegment revenues                              7,243                           24         7,055
Operating profit                                   2,320             953          570         2,175            236         568



                                                           NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                           September 30, 2003                      September 30, 2002
                                                           ------------------                      ------------------
                                               Fasteners      Distribution      Motors    Fasteners   Distribution      Motors
Revenues from external customers               $  70,420        $   36,445    $ 31,709     $ 57,738   $     30,459     $23,249
Intersegment revenues                             19,895                           130       19,901
Operating profit                                   6,743             1,741       1,907        3,365          1,118       1,312


A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:


                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        September 30                             September 30
                                                        ------------                             ------------
                                                     2003           2002                       2003         2002
                                                     -----          ----                      -----         ----

Total profit for reportable segments                $3,843        $2,979                     $10,391       $5,795
Unallocated corporate expenses                      (1,866)       (1,537)                     (5,901)      (3,022)
Other income (expense)                                  38           (35)                        (99)         549
                                                        --       ---------                       ----         ---
Income before income taxes                          $2,015        $1,407                      $4,391       $3,322
                                                     =====         =====                       =====        =====

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


Note 9. Earnings Per Share Data

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       September 30                          September 30
                                                        ------------                         ------------
                                                      2003        2002                   2003          2002
                                                      ----        ----                   ----          ----


     (In Thousands, except per share data)
Basic:
Net income                                           $1,477     $1,000                  $3,337        $2,359
Weighted average shares outstanding                  17,451     17,392                  17,424        17,372
                                                     ------     ------                  ------        ------
Basic EPS                                            $ 0.08     $ 0.06                  $ 0.19        $ 0.14
                                                       ====       ====                  ======      ========

Diluted:
Net income                                           $1,477    $ 1,000                 $ 3,337       $ 2,359
                                                   ========      =====                 =======         =====
Weighted average shares outstanding                  17,451     17,392                  17,424        17,372
Net effect of dilutive stock options-
    based on treasury stock method                      253        122                     137           269
                                                        ---        ---                     ---           ---
Totals                                               17,704     17,514                  17,561        17,641
                                                     ======     ======                  ======        ======
Diluted EPS                                          $ 0.08    $  0.06                  $ 0.19        $ 0.13
                                                     ======      =====                    ====        ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               September 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Quarter Ended September 30, 2003 vs. Quarter Ended September 30, 2002

   Consolidated net sales for the quarter ended September 30, 2003 were $46.3 million, versus $38.1 million for the quarter ended September 30, 2002, a 21.5% increase. Net sales to customers outside the United States for the quarter ended September 30, 2003 were $19.4 million, versus $12.2 million for the quarter ended September 30, 2002, a 59.0% increase. Net sales for the fastener segment for the quarter ended September 30, 2003 were $22.0 million, versus $19.9 million for the quarter ended September 30, 2002, a 10.6% increase. Motor segment net sales were $10.5 million for the quarter ended September 30, 2003, versus $8.0 million for the quarter ended September 30, 2002, a 31.2% increase. The motor segment sales for the quarter ended September 30, 2003 included $2.3 million of sales at MAE which was purchased in February, 2003 (see Note 7). Net sales for the distribution segment for the quarter ended September 30, 2003 were $13.9 million, versus $10.2 million for the quarter ended September 30, 2002, a 36.3% increase.

     Within the fastener segment, sales volume increased 8.0% from the third quarter of 2002 to the third quarter of 2003 and the average selling price also increased approximately 8.3% during the same period. While selling prices were not increased from quarter to quarter, the Company benefited from the weakening US dollar and a more favorable product mix. Within the motor segment, the number of motors sold (excluding sales by MAE) increased less than 1% in the third quarter of 2003 compared to the third quarter of 2002, while the average selling price per motor increased approximately 1.6%. Within the distribution segment, sales into Europe increased approximately 12.0%, sales into North America increased approximately 8.8%, while sales into Asia increased approximately 110.0% from the third quarter of 2002 to the third quarter of 2003. This segment continues to experience international growth as personal computer and electronics companies shift production to other global areas to take advantage of lower assembly costs. In addition, the Company's Singapore location benefited from a large order in the third quarter of 2003 from a major computer manufacturer.

     Consolidated gross profit for the third quarter of 2003 was $13.6 million, versus $12.1 million for the third quarter of 2002, an increase of 12.4%. However, gross profit as a percent of sales decreased from 31.8% in the third quarter of 2002 to 29.3% in the third quarter of 2003. The Company's gross profit was negatively impacted by increased wages, medical expenses, and pension expense, as well as increased freight costs necessary to support the sales growth in Asia.

     Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 2003 were $11.6 million, versus $10.7 million for the third quarter of 2002, an 8.4% increase. Excluding the additional SG&A related to the acquisition of MAE, the increase from 2002 to 2003 was approximately 5.7%. Commission expense increased 1.4% due to increased sales, while increases in wages, employee benefit expenses, and software maintenance charges contributed to the remainder of the increase.

     Consolidated net income for the third quarter of 2003 was $1.5 million, versus $1.0 million for the third quarter of 2002, an increase of 50.0%. The Company benefited from favorable foreign currency exchange rates in the third quarter of 2003 as well as lower interest expense due to the repayment of debt and lower interest rates during 2003.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               September 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

     Consolidated net sales for the nine months ended September 30, 2003 were $138.6 million, versus $111.4 million for the nine months ended September 30, 2002, a 24.4% increase. Sales from the Company's newest acquisition (MAE) amounted to $7.1 million for the period since its acquisition on February 5, 2003. Net sales to customers outside the United States for the nine months ended September 30, 2003 were $55.3 million, versus $36.6 million for the nine months ended September 30, 2002, an increase of 51.1%. Net sales for the fastener segment for the nine months ended September 30, 2003 were $70.4 million, versus $57.7 million for the nine months ended September 30, 2002, a 22.0% increase. Motor segment net sales (including MAE) were $31.7 for the nine months ended September 30, 2003, versus $23.2 million for the nine months ended September 30, 2002, a 36.6% increase. Net sales for the distribution segment for the nine months ended September 30, 2003 were $36.4 million, versus $30.5 million for the nine months ended September 30, 2002, a 19.3% increase.

     Within the fastener segment, sales volume increased 21.4% from the first nine months of 2002 to the first nine months of 2003 while the average selling price increased approximately 4.2%. As the business climate slowly improved in all markets served by the Company, distributors were gradually replenishing inventory levels. The Company's average selling price increased mainly as a result of the weaker dollar in Europe. Within the motor segment, the number of motors sold (excluding MAE) increased approximately 6.8% in the first nine months of 2003 compared to the first nine months of 2002 while the average selling price remained the same. Within the distribution segment, the Company experienced international growth during the first nine months of 2003 compared to the same period in 2002 as the Asian market increased 58.4% and the European market increased 10.5%. The Company benefited from increased ordering activity in both the computer market in Asia and the automotive market in Europe. The recovery in the domestic distribution market remained sluggish during the first nine months of 2003, posting only a 4.7% increase over the comparable period in 2002.

     Consolidated gross profit for the first nine months of 2003 was $39.2 million, versus $34.8 million for the first nine months of 2002, a 12.6% increase. The percentage increase in gross profit from the first nine months of 2002 to the first nine months of 2003 was less than the sales percentage increase in all three segments due primarily to increased wages and benefit expenses as well as increased freight and duty costs related to the increased level of sales activity overseas.

     Consolidated selling, general, and administrative expenses for the first nine months of 2003 were $34.7 million, versus $32.0 million for the first nine months of 2002, an increase of 8.4%. However, as a percent of sales, SG&A expenses were 25.0% for the first nine months of 2003 compared to 28.7% for the comparable period in 2002. Commission expense increased 5.8% from the first nine months of 2002 to the first nine months of 2003 due to increased sales. In addition, the Company experienced increases in wages, employee benefits, software maintenance charges, and liability insurance.

     Consolidated net income for the first nine months of 2003 was $3.3 million, versus $2.4 million for the first nine months of 2002. The Company has benefited from a lower effective tax rate in 2003 due to increased foreign sales while favorable foreign currency transactions affected both periods.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               September 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 2003 were $7.5 million compared to $20.9 million at December 31, 2002. Working capital totaled $72.1 million at September 30, 2003 compared to $76.0 million at December 31, 2002.

     Net cash of $18.5 million was provided by operating activities for the nine months ended September 30, 2003 compared to $16.0 million provided by operating activities for the nine months ended September 30, 2002. The Company continued to generate cash from further reductions in overall inventory levels during the first nine months of 2003. However, as sales volume increased, the level of accounts receivable also increased, thus decreasing the amount of cash provided from operations. Most of the increased accounts receivable occurred in the Asia-Pacific region where payment terms are generally longer than domestic payment terms.

     Net cash used in investing activities totaled $13.0 million for the nine months ended September 30, 2003 due mainly to the acquisition of MAE in February of 2003. The Company spent $2.6 million for capital additions in the first nine months of 2003, the bulk of which was for a new heat treat furnace at the Company's manufacturing facility in Ireland.

     Net cash used in financing activities totaled $19.6 million for the nine months ended September 30, 2003 compared to $7.9 million for the nine months ended September 30, 2002. Because of the decreased capital expenditures, the Company repaid short-term debt during both years. Despite the economic downturn and its impact on the Company's earnings, the Company's strong cash and working capital position have allowed for the continued payment of cash dividends of $3.1 million for the nine months ended September 30, 2003.

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

Critical Accounting Policies

     The Company has identified a number of its accounting polices that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management and the effect of changing those estimates and assumptions could have a material effect on our financial statements. The following is a summary of those critical accounting policies:

Inventories

     The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 78% and 69% of total inventories at September 30, 2003 and December 31, 2002, respectively, are priced on the first-in, first-out (FIFO) method. The original cost of inventory is written-down to its estimated net realizable value based on projected sales of the inventory and the age of the inventory in stock. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Provisions for the write-down of inventory are recorded in cost of products sold.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               September 30, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Accounts Receivable

     The Company maintains an allowance for doubtful accounts for trade receivables for which collectibility is uncertain. At September 30, 2003 and December 31, 2002, this allowance was approximately $794,000 and $830,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its procedures effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

Goodwill

     SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At September 30, 2003, the Company had $38,406,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company's fiscal 2002 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on its estimates, the Company has concluded that there is no impairment of its goodwill as of September 30, 2003. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future. The Company will evaluate its goodwill again for impairment as of October 1, 2003.

Pensions

     The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2002, the Company determined this rate to be 7.00% and no adjustment to this rate has been made for the nine months ended September 30, 2003. Historically the Company has assumed that the expected long-term rate of return on plan assets will be 8.00%, and this expected rate of return has been used for many years. Although in the last two years pension plan assets have earned substantially less than 8.00%, over the long-term, the Company believes that the return assumption of 8.00% is reasonable, based on expectations about future returns. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in discount rate, as well as the effect of differences between the expected return and the actual return on plan assets have been deferred in accordance with SFAS No. 87 and will ultimately affect future pension expense.

                     PENN ENGINEERING & MANUFACTURING CORP.
                               September 30, 2003

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

Forward-Looking Statements

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 under the Private Securities Litigation Reform Act of 1995, are made throughout this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that may significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in demand in markets served by the Company, particularly the computer and telecommunications markets, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations. These and other risk factors have been further discussed in our Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15 and 15d-15) during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

              3.2 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report or the year ended December 31, 2001.)

             31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b) Reports on Form 8-K

         Form 8-K filed on August 6, 2003, reporting under Item 7 the Company's issuance of a press release regarding the Company's results for its second quarter ended June 30, 2003.

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        Penn Engineering & Manufacturing Corp.


Dated:     November 14, 2003                      By: /s/ Kenneth A. Swanstrom
                                                      --------------------
                                                      Kenneth A. Swanstrom
                                                      Chairman/CEO




Dated:     November 14, 2003                      By: /s/ Mark W. Simon
                                                      --------------------------
                                                      Mark W. Simon
                                                      Senior Vice President/CFO

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