Form 10-K
period 2003-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2004-03-15
CIK 77106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________

Commission file number 1-5356

                     PENN ENGINEERING & MANUFACTURING CORP.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      23-0951065
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          identification no.)

P.O. Box 1000, Danboro, Pennsylvania                          18916
------------------------------------                        ----------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code: (215) 766-8853 Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Class A Common Stock, $.01 par value   New York Stock Exchange
Common Stock, $.01 par value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act 1934). Yes __X __. No __.

As of June 30, 2003, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $233,111,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 14,231,978 shares of Common Stock and 3,350,164 shares of Class A Common Stock outstanding on March 1, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's 2003 Annual Report to Stockholders filed as Exhibit (13) are incorporated by reference in Items 1, 3, 5, 6, 7, 7A, 8, and 15.

2. Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                   ____________

                            INDEX TO FORM 10-K REPORT
                                   ___________

                                                                            PAGE
                                                                            ----
I.   PART I

     Item 1.   Business.......................................................3
     Item 2.   Properties.....................................................7
     Item 3.   Legal Proceedings..............................................8
     Item 4.   Submission of Matters to a Vote of Security Holders............8
               Executive Officers of Registrant...............................8

II.  PART II

     Item 5.   Market for Registrant's Common Equity, Related Stockholder
               Matters, and Issuer Purchases of Equity Securities.............9
     Item 6.   Selected Financial Data........................................9
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................10
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....10
     Item 8.   Financial Statements and Supplementary Data...................10
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................10
     Item 9A.  Controls and Procedures.......................................10

III. PART III

     Item 10.  Directors and Executive Officers of the Registrant............10
     Item 11.  Executive Compensation........................................11
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters....................11
     Item 13.  Certain Relationships and Related Transactions................11
     Item 14.  Principal Accoutant Fees and Services.........................11

IV.  PART IV

     Item 15.  Exhibits, Financial Statements and Schedules, and Reports on
               Form 8-K......................................................12

                                     PART I

Item 1.  Business.
-------  ---------

          (a)  General Development of Business.

         The Registrant, a Delaware corporation, was incorporated in 1942. The primary businesses of the Registrant are:

               (i) The development, manufacture, and sale, through Registrant's PennEngineering Fastening Technologies division ("Fastening Technologies"), of PEM(R) self-clinching and broaching fasteners, automatic insertion equipment for such fasteners sold under the PEMSERTER(R) trademark, inserts for plastics sold under the SI(R) trademark, small screw insertion systems sold under the StickScrew(R) trademark, and blind-threaded inserts sold under the Atlas(R) trademark;

               (ii) The development, manufacture, and sale through the Registrant's PennEngineering Motion Technologies division ("Motion Technologies"), of permanent magnet brush-commutated dc motors under the Pittman(R) brand and Lo-Cog(R) trademark, electronically commutated brushless dc servomotors under the Elcom(R) trademark, and stepper, brush, and brushless dc motors under the MAE(TM) trademark; and

               (iii) The distribution of fasteners and other components utilized by original equipment manufacturers ("OEMs") and the provision of comprehensive logistical and inventory management services, through Arconix Group, Inc. and its subsidiaries ("Arconix Group").

         On February 5, 2003, the Registrant acquired all of the issued and outstanding capital stock of Maelux S.A. and its sole operating company, MAE S.p.A. ("MAE"), of Offanengo, Italy, for approximately $10.7 million. MAE is a manufacturer of stepper, brush, and brushless dc motors serving customers throughout Europe and Asia. The purchase price was paid in cash.

          (b)  Financial Information About Industry Segments.

         The answer to this Item is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements "Financial Reporting for Business Segments of the Registrant" on pages 26, 27, and 28 of the Registrant's 2003 Annual Report to Stockholders (the "Annual Report"), which is included as Exhibit (13) to this Form 10-K Annual Report.

          (c)  Narrative Description of Business.

         Fastening Technologies is the world's leading manufacturer of self-clinching fasteners, which are used principally by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM(R) self-clinching fasteners were first developed by the Registrant's founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal and other thin materials. Typical applications for the Registrant's fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile components, such as air bags, sun roofs, and windshield wipers.

         The Registrant's fasteners are primarily used by sheet metal fabricators, which utilize the Registrant's fasteners to produce sub-assemblies for OEMs. Both OEMs and their subcontractors seek fastening solutions that provide lower total installed cost and are highly reliable, thereby lowering production and service costs. The Registrant's application engineers, its distributors, and its independent distributors continually work in close collaboration with OEMs and their subcontractors early in the design process to determine appropriate fastener applications and to engineer fastening solutions. This collaboration often results in OEMs specifying the Registrant's fasteners in their products. Self-clinching fasteners generally compete against loose hardware, such as nuts and bolts. Even though the Registrant's fasteners typically sell at a premium to loose hardware, its fasteners generally result in lower overall manufacturing costs.

         Fastening Technologies also manufactures and sells manual and automated presses for fastener installation under the PEMSERTER(R) trademark, small screw insertion systems sold under the StickScrew(R) trademark, and blind-threaded inserts sold under the Atlas(R) trademark. The rapid and accurate installation provided by PEMSERTER(R) presses, together with the Registrant's broad range of fastener products, provides the Registrant's customers with a complete fastening system.

         Motion Technologies, under the Pittman(R) and Lo-Cog(R) trademarks, produces high-quality, high-performance, permanent magnet dc motors and electronically commutated brushless dc servomotors used in light-weight precision electronics, medical, and manufacturing applications such as archival storage, printing, copying, robotics, and medical diagnostic equipment and centrifuges, and, under the MAE trademark, produces high quality, high performance stepper, brush, and brushless dc motors serving similar applications and markets in Europe and Asia. Motion Technologies' broad range of products are typically adapted to the specific requirements of individual customers.

         Arconix Group is a global distribution organization that offers a single source of supply for fastening and electronic hardware products and other components utilized by OEMs and their subcontractors. Arconix Group also provides a broad range of logistical and on-site inventory management services.

         The following table sets forth information with respect to the percentage of total sales attributable to each of the Registrant's principal segments that accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 2001, 2002, and 2003:

                                         Percentage of Total Sales
                                         -------------------------
              Year Ended
             December 31,        Fasteners      Motors       Distribution
             ------------        ---------      ------       ------------

                 2001               60%           18%            22%
                 2002               51            21             28
                 2003               50            23             27

         The Registrant's fastener products are sold through a worldwide network of approximately 60 authorized independent distributors located in approximately 40 countries, including the Registrant's own subsidiaries in California, China, England, Singapore, and Mexico. Many of the independent distributors and engineering representative organizations have been affiliated with the Registrant for more than 20 years. The Registrant's independent distributors, which maintain their own inventories of the Registrant's products, typically sell other complementary industrial components. The Registrant's return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. The Registrant supplies its customers and distributors through warehouses in: Oxnard, California; Shanghai, China; Doncaster, England; Singapore; and Guadalajara, Mexico, in addition to maintaining inventory at its facilities in Danboro, Pennsylvania, Winston-Salem, North Carolina, and Kent, Ohio.

         Domestic and European sales of the Registrant's motor products are made through independent sales representatives and authorized independent distributors.

         During the year ended December 31, 2003, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of Fastening Technologies in the market for self-clinching, broaching, and insert fasteners. The Registrant believes that Fastening Technologies has maintained its market share during 2003. Approximately ten other companies are known to be competing with the Registrant in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching, and insert fasteners.

         The Registrant also believes that Motion Technologies has maintained its competitive position in the dc motor market in 2003, and that Arconix Group has maintained its competitive position in the distribution and inventory management services arena in 2003.

         Among Fastening Technologies' principal customers for fasteners and PEMSERTER(R) presses are manufacturers of business machines, personal computers, computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors, and other fabricated metal products. Motion Technologies' principal customers for the dc motors, servomotors, and stepper motors are manufacturers of mass data storage units, automated production equipment, instruments, computer peripherals, business machines, medical equipment and textile industry equipment. Arconix Group's customers are generally the same as those of Fastening Technologies. In the opinion of the Registrant, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Registrant. For the year ended December 31, 2003, sales to one of the Registrant's authorized distributors totaled approximately $18,900,000, or approximately 10% of the Registrant's 2003 consolidated net sales. For the year ended December 31, 2002, there were no sales to any one customer that exceeded 10% of the Registrant's 2002 consolidated net sales. For the year ended December 31, 2001, sales of fasteners to one of the Registrant's authorized distributors totaled approximately $22,105,000, or approximately 12% of the Registrant's 2001 consolidated net sales.

         As of December 31, 2003, the Registrant had an order backlog of $79,498,000 compared with $33,718,000 as of December 31, 2002. The Registrant estimates that substantially all of its backlog as of December 31, 2003 will be shipped during its fiscal year ending December 31, 2004.

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

         Research and development is carried on by the operating personnel of the Registrant on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 2001, 2002, and 2003 were approximately $5,111,000, $4,342,000, and $4,570,000, respectively.

         The Registrant believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Registrant.

         As of December 31, 2003, 1,267 persons were employed by the Registrant, or 101 more than were employed as of December 31, 2002. The Registrant believes that its labor rates are comparable to those of its competitors and that the Registrant's relations with its employees are good. The Registrant does not consider its business to be seasonal in any material respect, nor is any material portion of the Registrant's business subject to the renegotiation of profits or termination of contracts at the election of the Government.

          (d) Financial Information About Foreign and Domestic Operations and Export Sales.

         The answer to this Item is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, "Financial Reporting for Business Segments of the Company" on pages 26, 27, and 28 of the Annual Report. Approximately 37% of the Registrant's foreign sales in 2003 were payable in U.S. dollars. Of the remaining foreign sales, sales by certain of the Registrant's wholly owned subsdiaries are denominated as follows: (i) sales in the United Kingdom and Western Europe through Arconix/UK Ltd. and PennEngineering Fastening Technologies (Europe) Ltd. are denominated in pounds sterling, U.S. dollars, and Euros; (ii) sales in the Pacific Rim through Arconix/Singapore Pte Ltd. and Arconix Fastening & Inventory Management Solutions (Shanghai) Co., Ltd. are denominated in Chinese yuan, Singapore dollars, and U.S. dollars; and (iii) sales in Mexico through Arconix/Mexico, S. de R.L. de C.V., are denominated in Mexican pesos and U.S. dollars.

          (e)  Available Information.

         The Registrant maintains an Internet web site at http://www.penn-eng.com and makes available free of charge on or through the web site its Annual Report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "Commission"). The Registrant will comply with the requirements of the New York Stock Exchange to make available on the Registrant's website and in printed form upon request the Registrant's Code of Business Conduct and Ethics, the respective charter of its Audit, Compensation, and Nominating/Corporate Governance Committees.

         Risk Factors

         Many of the Registrant's customers are in cyclical industries, and their purchases from the Registrant may decline substantially during periods of economic slowdown.

         A majority of the Registrant's revenues are derived from customers and OEMs that are in industries and businesses that are cyclical in nature and subject to change in general economic conditions, such as business machines, personal computers, computer peripherals, electronic and communications equipment, and other electronic equipment. Demand for the Registrant's products is affected by the business success of the Registrant's OEM and indirect customers who purchase products from those OEM customers. General economic or industry-specific downturns, particularly such as those in the telecommunication and datacommunications industries, have had, and in the future could have, a material adverse effect on the Registrant and its business, results of operations, and financial condition.

         The Registrant's foreign operations are subject to numerous risks, including currency fluctuations and other risks that may impact the Registrant's results of operations.

         Foreign sales accounted for approximately 40% of the Registrant's 2003 consolidated sales. Because approximately 37% of the Registrant's foreign sales and expenses were incurred in U.S. dollars, the Registrant's operations have been and may continue to be affected by fluctuations in currency exchange rates. Furthermore, currency fluctuations may cause reported sales to fluctuate from period to period regardless of the fluctuation in the volume of such sales in foreign currencies. The Registrant purchases forward foreign currency exchange contracts to attempt to insulate the Registrant from the impact of foreign currency exchange rate fluctuations.

         Foreign sales are subject to numerous other risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, the imposition of product tariffs, and the burdens of complying with a wide variety of international and U.S. export laws.

         Forward-Looking Statements

         Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the Private Securities Litigation Reform Act of 1995, are made throughout this Form 10-K. The Registrant's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in demand in markets served by the Registrant, particularly the computer and telecommunications markets, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations.

Item 2.  Properties.
-------  -----------

         The Registrant's principal plants and offices, all of which (other than the Singapore, China, and Mexico offices) are owned by the Registrant, were as follows at December 31, 2003:

     Location                 Size of Facility                   Use of Facility
     --------                 ----------------                   ---------------
Danboro, Pennsylvania         230,000 sq. ft building on 107     Executive offices and
                              acres                              manufacture of fasteners

Winston-Salem,                120,000 sq. ft. building on 16.3   Manufacture of fasteners
North Carolina                acres; and 58,280 sq. ft.
                              building on 6 acres

Kent, Ohio                    75,000 sq. ft. building on 10      Manufacture of fasteners
                              acres

Galway, Ireland               55,000 sq. ft. building on         Manufacture of fasteners
                              2 acres

Pipersville, Pennsylvania     51,000 sq. ft. building on 10      Manufacture of installation
                              acres                              presses and tooling

Harleysville, Pennsylvania    58,000 sq. ft. building on         Manufacture of dc motors
                              6 acres

Offanengo, Italy              129,000 sq. ft. building on 8      Manufacture of dc motors
                              acres

Oxnard, California            30,600 sq. ft. building on         Office and warehouse for the
                              2 acres                            distribution of fasteners and
                                                                 related components

Doncaster, England            33,250 sq. ft. building on         Office and warehouse for the
                              5 acres                            distribution of fasteners and
                                                                 related components

         The Registrant also has leased 8,000 sq. ft. of office and warehouse space in Shanghai, China, 9,758 sq. ft. of office and warehouse space in Guadalajara, Mexico, and 7,000 sq. ft. of office and warehouse space in Singapore. The Registrant's 50,000 sq. ft. facility in Suffolk, Virginia is currently vacant and for sale. The Registrant carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which it deems adequate.

Item 3.  Legal Proceedings.
-------  ------------------

         The answer to this Item is incorporated by reference to Note 12 of Notes to Consolidated Financial Statements "Commitments & Contingencies" on page 26 of the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         None.

         Executive Officers of the Registrant

         Certain information about the executive officers of the Registrant is as follows:

Name                           Age     Position Held with the Registrant
----                           ---     ---------------------------------

Kenneth A. Swanstrom           64      Chairman of the Board and
                                       Chief Executive Officer

Martin Bidart                  67      President and
                                       Chief Operating Officer

Mark W. Simon                  65      Senior Vice President,
                                       Chief Financial Officer, and
                                       Corporate Secretary

Richard F. Davies              54      Treasurer and Assistant Secretary

William E. Sarnese             50      Corporate Controller and
                                       Assistant Secretary
Ronald J. Bean                 48      Vice President and General
                                       Manager - Motion  Technologies
Alan M. Kay                    56      President - Arconix Group
Francis P. Wilson              64      President - Fastening Technologies

         All of the executive officers of the Registrant have been principally employed as officers or employees of the Registrant for more than the past five years.

         The executive officers of the Registrant are elected each year at the organization meeting of the Board of Directors of the Registrant, which is held following the Annual Meeting of Stockholders (the "Annual Meeting").

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters,
-------  -------------------------------------------------------------------
         and Issuer Purchases of Equity Securities.
         ------------------------------------------

         The Registrant's Common Stock (non-voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNN." The Registrant's Class A Common Stock (voting), par value $0.01, is traded on the New York Stock Exchange under the symbol "PNNA." As of March 1, 2004, there were 827 holders of record of the Registrant's Common Stock and 324 holders of record of the Registrant's Class A Common Stock. Additional information with respect to this Item 5 is incorporated by reference to page 14 of the Annual Report.

Item 6.  Selected Financial Data.
-------  ------------------------

         The Five-Year Financial Data and other financial information for the Registrant is incorporated by reference to page 13 of the Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations.
         --------------------------

         The answer to this Item is incorporated by reference to pages 9 through 13 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

         The answer to this Item is incorporated by reference to pages 12 through 13 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         The answer to this Item is incorporated by reference to pages 15 through 28 of the Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

Item 9A. Controls and Procedures.
-------- ------------------------

         Disclosure Controls and Procedures

         The Registrant's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Registrant in the reports that the Registrant files or submits under the Exchange Act.

         Internal Control over Financial Reporting

         There have not been any changes in the Registrant's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

         The response to this Item with respect to the Registrant's directors is incorporated by reference to the proxy statement to be filed with the Commission relating to the Registrant's 2004 Annual Meeting to be held April 29, 2004 (the "Proxy Statement") under the caption "Election of Directors." Information with respect to executive officers of the Registrant is included in Part I of this Form 10-K Annual Report.

Item 11. Executive Compensation.
-------- -----------------------

         The response to this Item is incorporated by reference to the Proxy Statement under the caption "Executive Compensation," other than the "Report of the Compensation Committee of the Board of Directors" and the "Performance Graph," which are not incorporated by reference into this Form 10-K Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and
-------- ---------------------------------------------------
         Management and Related Stockholder Matters.
         -------------------------------------------

         The response to this Item is incorporated by reference to the Proxy Statement under the caption "Beneficial Ownership of Common Stock and Class A Common Stock."

         The following table sets forth information regarding equity compensation plans of the Registrant as of December 31, 2003. Only shares of the Registrant's common stock (non-voting) may be issued under the Registrant's equity compensation plans. The Registrant does not have any equity compensation plans that have not been approved by the stockholders of the Registrant.

                      Equity Compensation Plan Information

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to be      Weighted-average           equity compensation plans
                                  issued upon exercise of       exercise price of           (excluding securities
                                   outstanding options,        outstanding options,                reflected
Plan category                       warrants and rights        warrants and rights              in column (a))
-------------                       -------------------        -------------------              --------------
                                            (a)                          (b)                          (c)
Equity compensation plans                2,329,864                     $14.50                       536,443
approved by security holders

Equity compensation plans not
approved by security holders                    --                         --                            --
                                         ---------                     ------                       -------
         Total                           2,329,864                     $14.50                       536,443
                                         =========                     ======                       =======


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

         None.

Item 14. Principal Accountant Fees and Services.
-------- ---------------------------------------

           The response to this Item is incorporated by reference to the Proxy Statement under the caption "Independent Auditors."

                                     PART IV

Item 15. Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.
-------- ----------------------------------------------------------------------

         (a) Financial Statements, Financial Schedules and Exhibits Filed.

                  1. Consolidated Financial Statements.The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as part of this Form 10-K Report:

                                                                          Page
                                                                          ----
            Consolidated Balance Sheets at December 31, 2003 and 2002      15*

            Statements of Consolidated Income for the years ended
            December 31, 2003,                                             16*
            2002, and 2001.

            Statements of Changes in Consolidated Stockholders' Equity
            for the years ended December 31, 2003, 2002, and 2001.         17*


            Statements of Consolidated Cash Flows for the years ended      18*
             December 31, 2003, 2002, and 2001.

            Notes to Consolidated Financial Statements.                   19-28*

            Report of Independent Auditors.                                 28*
-------------------
* Refers to the respective pages of the Annual Report. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item, and in Items 1, 3, 5, 6, 7, 7A, 8, and 15 hereof, such Annual Report shall not be deemed filed as a part of this Form 10-K Report or otherwise deemed subject to the liabilities of Section 18 of the Exchange Act.

                  2.       Financial Schedules.

                           None.

                  3.       Exhibits.

                  Reference is made to the Exhibit Index on pages 14-15 of this Form 10-K.

         (b) Reports on Form 8-K.

             The Registrant filed a Form 8-K Current Report with the Commission on October 29, 2003 furnishing information under Item 12 regarding its press release announcing earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PENN ENGINEERING &
                                     MANUFACTURING CORP.


Date:  March 15, 2004                By: /s/ Kenneth A. Swanstrom
                                         --------------------------------
                                         Kenneth A. Swanstrom,
                                         Chairman and Chief Executive Officer

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

            SIGNATURE                                 TITLE                                    DATE
            ---------                                 -----                                    ----
/s/ Kenneth A. Swanstrom                 Chairman of the Board,                            March 15, 2004
------------------------                 Chief Executive Officer, and
Kenneth A. Swanstrom                     Director (Principal Executive
                                         Officer)

/s/ Martin Bidart                        President, Chief Operating Officer,               March 15, 2004
------------------------                 and Director (Principal Operating
Martin Bidart                            Officer)

/s/ Mark W. Simon                        Senior Vice President, Chief                      March 15, 2004
------------------------                 Financial Officer, Corporate
Mark W. Simon                            Secretary, and Director (Principal
                                         Financial and Accounting Officer)

/s/ Maurice D. Oaks                      Director                                          March 15, 2004
------------------------
Maurice D. Oaks

/s/ John J. Sickler                      Director                                          March 15, 2004
------------------------
John J. Sickler

/s/ Charles R. Smith                     Director                                          March 15, 2004
------------------------
Charles R. Smith

/s/ Daryl L. Swanstrom                   Director                                          March 15, 2004
------------------------
Daryl L. Swanstrom

/s/ Andrew B. Williams                   Director                                          March 15, 2004
------------------------
Andrew B. Williams

                                  EXHIBIT INDEX
                                  -------------

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

(13) 2003 Annual Report to Stockholders. (Only those pages expressly incorporated by reference in Items 1, 3, 5, 6, 7, 7A, 8, and
             15 of this Form 10-K report.)

(14)         Code of Ethics.

(21)         Subsidiaries of the Registrant.

(23)         Consent of Independent Auditors.

(31.1)       Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

(31.2)       Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

(32.1)       Section 1350 Certification of Chief Executive Officer

(32.2)       Section 1350 Certification of Chief Financial Officer