Form 10-Q
period 2004-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2004-05-10
CIK 77106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,285,190 shares of common stock, $.01 par value, outstanding on May 5, 2004.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                ASSETS
                ------

                                             (UNAUDITED)
                                           MARCH 31, 2004   DECEMBER 31, 2003
                                           --------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                 $  15,064           $   8,361
   Short-term investments                          230                 228
   Accounts receivable-net                      44,392              37,629
   Inventories                                  46,914              48,512
   Refundable income taxes                         218               2,129
   Other current assets                          2,190               1,881
                                             ---------           ---------
      Total current assets                     109,008              98,740
                                             ---------           ---------

PROPERTY
   Property, plant & equipment                 190,482             190,876
   Less accumulated depreciation               102,133              99,774
                                             ---------           ---------
       Property - net                           88,349              91,102
                                             ---------           ---------

GOODWILL, NET                                   41,305              41,844
                                             ---------           ---------

OTHER ASSETS                                     4,461               4,438
                                             ---------           ---------
       TOTAL                                 $ 243,123           $ 236,124
                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable                          $   7,146           $   6,865
   Bank debt                                     8,486               9,042
   Dividends payable                             1,055               1,052
   Accrued expenses:
     Pension & profit sharing                    2,115               2,104
     Payroll & commissions                       5,425               3,040
     Other                                       6,321               7,129
                                             ---------           ---------
      Total current liabilities                 30,548              29,232
                                             ---------           ---------

ACCRUED PENSION COST                             1,192               1,192
                                             ---------           ---------

DEFERRED INCOME TAXES                           11,387              10,927
                                             ---------           ---------

LONG-TERM BANK DEBT                              2,804               3,173
                                             ---------           ---------

STOCKHOLDERS' EQUITY
   Common stock                                    150                 150
   Class A common stock                             35                  35
   Additional paid-in capital                   43,178              42,573
   Retained earnings                           153,718             148,906
   Accumulated other comprehensive income        6,197               6,022
   Treasury stock                               (6,086)             (6,086)
                                             ---------           ---------
      Total stockholders' equity               197,192             191,600
                                             ---------           ---------
         TOTAL                               $ 243,123           $ 236,124
                                             =========           =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                                  THREE MONTHS ENDED
                                         ----------------------------------
                                                     (UNAUDITED)
                                         MARCH 31, 2004      MARCH 31, 2003
                                         --------------      --------------
NET SALES                                    $ 63,307           $ 44,814
COST OF PRODUCTS SOLD                          40,785             32,240
                                             --------           --------
GROSS PROFIT                                   22,522             12,574

SELLING EXPENSES                                6,409              5,229
GENERAL AND ADMINISTRATIVE EXPENSES             7,371              6,267
                                             --------           --------
OPERATING INCOME                                8,742              1,078
                                             --------           --------
OTHER (EXPENSE) INCOME:
   Interest income                                 49                 47
   Interest expense                               (96)              (307)
   Other, net                                    (128)              (126)
                                             --------           --------
TOTAL OTHER (EXPENSE) INCOME                     (175)              (386)
                                             --------           --------

INCOME BEFORE INCOME TAXES                      8,567                692
PROVISION FOR INCOME TAXES                      2,700                152
                                             --------           --------
NET INCOME                                   $  5,867           $    540
                                             ========           ========

PER SHARE DATA:
    Basic earnings                           $   0.33           $   0.03
                                             ========           ========

    Diluted earnings                         $   0.33           $   0.03
                                             ========           ========

    Cash dividends declared                  $   0.06           $   0.06
                                             ========           ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)

                                                                        THREE MONTHS ENDED
                                                                ----------------------------------
                                                                           (UNAUDITED)
                                                                MARCH 31, 2004      MARCH 31, 2003
                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  5,867           $    540
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                      2,649              2,749
    Amortization                                                          1                  1
    Deferred income taxes                                                 1                  0
    Foreign currency transaction (gains) losses                          (4)               138
    Loss (gain) on disposal of property                                  56                 (1)
    Changes in assets and liabilities:
     Increase in receivables                                         (6,754)            (5,425)
     Decrease in inventories                                          1,577              2,789
     Decrease in refundable income taxes                              1,911                332
     (Increase) decrease in other current assets                       (317)               196
     Increase in other assets                                           (58)              (477)
     Increase in accounts payable                                       338                854
     Increase in accrued expenses                                     2,443              2,208
                                                                   --------           --------
      Net cash provided by operating activities                       7,710              3,904
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                  (473)            (1,258)
   Acquisitions of businesses (net of cash acquired)                      0             (9,941)
   Proceeds from disposal of property                                     9                  6
                                                                   --------           --------
      Net cash used in investing activities                            (464)           (11,193)
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term debt repayments                                      (770)            (4,007)
   Dividends paid                                                    (1,052)            (2,085)
   Issuance of common stock                                             606                404
                                                                   --------           --------
      Net cash used in financing activities                          (1,216)            (5,688)
                                                                   --------           --------

   Effect of exchange rate changes on cash                              673                214
                                                                   --------           --------
     Net increase (decrease) in cash and cash equivalents             6,703            (12,763)
     Cash and cash equivalents at beginning of period                 8,361             20,927
                                                                   --------           --------
     Cash and cash equivalents at end of period                    $ 15,064           $  8,164
                                                                   ========           ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------

     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2003. The information contained in this report is unaudited and subject to year-end audit and adjustment. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary for a fair presentation of the Company's consolidated financial position at March 31, 2004 and 2003 and its consolidated statements of income and cash flows for the three-month periods then ended. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004.

NOTE 2. INVENTORIES
-------------------

     Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

     Inventories are as follows:
     (Dollars in thousands)

                     MARCH 31, 2004   DECEMBER 31, 2003
                     --------------   -----------------
Raw material             $ 2,700          $ 2,807
Tooling                    5,943            5,540
Work-in-process           12,296           11,541
Finished goods            25,975           28,624
                         -------          -------
TOTAL                    $46,914          $48,512
                         =======          =======

     If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,175,000 and $10,072,000 higher than reported at March 31, 2004 and December 31, 2003, respectively, and net income would have been $71,000 and $114,000 higher than reported for the three months ended March 31, 2004 and 2003, respectively. Long-term tooling inventory totaling $1,344,000 at March 31, 2004 and $1,285,000 at December 31, 2003 is
included in Other Assets.

NOTE 3. BANK DEBT
-----------------

     As of March 31, 2004, the Company has four unsecured line-of-credit facilities available. All lines-of-credit bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The first facility is a working capital facility that permits maximum borrowings of $7,000,000, due on demand. At March 31, 2004, there was no outstanding amount on this facility. The second facility is a general facility that allows for borrowings of up to $12,000,000. As of March 31, 2004, there was no amount outstanding on this facility. The third facility allows for borrowings of up to $15,000,000. Two short-term loans are currently outstanding on this facility. The first is a $5,305,000 term loan at a rate of 1.93% and the second is a $1,833,000 loan at a rate of 2.7374%. The fourth facility provides for borrowings up to $15,000,000. A short-term loan in the amount of $274,000 at a rate of 5.07625% is outstanding under this facility at March 31, 2004.

     In addition to the above facilities, the Company has a committed line-of-credit that permits borrowings of up to $8,000,000 and a lease line facility of $1,000,000. At March 31, 2004, there were no amounts outstanding on either one of these facilities.

     These line of credit facilities require the Company to comply with certain financial covenants. At March 31, 2004, the Company was in compliance with all financial covenants.

     In addition to the above domestic line-of-credit facilities, the Company's subsidiary, M.A.E. S.p.A. (MAE) has two short-term credit facilities under which $513,000 was outstanding at March 31, 2004. MAE also has an outstanding mortgage on its building, of which $561,000 is classified as short-term debt and $2,804,000 is classified as long-term debt as of March 31, 2004.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 4. COMPREHENSIVE INCOME
----------------------------

     Total comprehensive income amounted to $6,042,000 and $1,192,000 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 5. ACCOUNTING FOR STOCK OPTIONS
------------------------------------

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

                                                          THREE  MONTHS  ENDED
(Dollars in thousands except per share amounts)     MARCH 31, 2004      MARCH 31, 2003
                                                    --------------      --------------
      Net income as reported                           $   5,867           $   540
      Pro forma compensation cost, net of tax               (353)             (279)
                                                       ---------           -------
      Pro forma net income                             $   5,514           $   261
                                                       =========           =======
Basic earnings per share:
      As reported                                      $     .33           $   .03
      Pro forma                                              .31               .02
Diluted earnings per share:
      As reported                                      $     .33           $   .03
      Pro forma                                              .31               .01

NOTE 6. USE OF ESTIMATES
------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 7. COMPONENTS OF NET PERIODIC PENSION COST
-----------------------------------------------

     Net pension costs included the following components:

                                            THREE MONTHS ENDED
     (Dollars in thousands)          MARCH 31, 2004    MARCH 31, 2003
                                     --------------    --------------
Service cost                            $   720           $ 595
Interest cost                               750             770
Expected return on plan assets             (600)           (500)
Net amortization and deferral               180              35
                                        -------           -----
Net periodic pension cost               $ 1,050           $ 900
                                        =======           =====

NOTE 8. SEGMENT INFORMATION
---------------------------

                                            THREE MONTHS ENDED                      THREE MONTHS ENDED
                                              MARCH 31, 2004                          MARCH 31, 2003
     (Dollars in thousands)        FASTENERS   DISTRIBUTION   MOTORS       FASTENERS   DISTRIBUTION   MOTORS
                                   ---------   ------------   -------      ---------   ------------   ------
Revenues from external customers    $33,608       $17,142     $12,557       $23,597       $11,266     $9,951
Intersegment revenues                 8,622            --         776         6,119            --         57
Operating profit                      8,681         1,728         723         1,329           572        531

A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                 THREE  MONTHS  ENDED
     (Dollars in thousands)                MARCH 31, 2004     MARCH 31, 2003
                                           --------------     --------------
Total profit for reportable segments          $ 11,132           $ 2,432
Unallocated corporate expenses                  (2,390)           (1,354)
Other expense                                     (175)             (386)
                                              --------           -------
Income before income taxes                    $  8,567           $   692
                                              ========           =======

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 9. EARNINGS PER SHARE DATA
-------------------------------

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                    THREE  MONTHS ENDED
                                              MARCH 31, 2004    MARCH 31, 2003
                                              --------------    --------------
     (In thousands, except per share data)

Basic:
  Net income                                     $ 5,867          $   540
  Weighted average shares outstanding             17,557           17,383
                                                 -------          -------
  Basic EPS                                      $  0.33          $  0.03
                                                 =======          =======

Diluted:
  Net income                                     $ 5,867          $   540
                                                 =======          =======
  Weighted average shares outstanding             17,557           17,383
  Net effect of dilutive stock options-
       based on treasury stock method                263               25
                                                 -------          -------
Totals                                            17,820           17,408
                                                 =======          =======
Diluted EPS                                      $  0.33          $  0.03
                                                 =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------

QUARTER ENDED MARCH 31, 2004 VS. QUARTER ENDED MARCH  31, 2003
--------------------------------------------------------------

     Consolidated net sales for the quarter ended March 31, 2004 were $63.3 million, versus $44.8 million for the quarter ended March 31, 2003, a 41.3% increase. Net sales to customers outside the United States for the quarter ended March 31, 2004 were $27.4 million, versus $17.2 million for the quarter ended March 31, 2003, a 59.3% increase. Net sales for the Fastening Technologies segment for the quarter ended March 31, 2004 were $33.6 million, versus $23.6 million for the quarter ended March 31, 2003, a 42.4% increase. Net sales for the Motion Technologies segment were $12.6 million for the quarter ended March 31, 2004, versus $9.9 million recorded for the quarter ended March 31, 2003, a 27.3% increase. Net sales for the Distribution segment for the quarter ended March 31, 2004 were $17.1 million, versus $11.3 million for the quarter ended March 31, 2003, a 51.3% increase.

     Within the Fastening Technologies segment, sales volume increased 31.7% in both the domestic and international markets from the first quarter of 2003 to the first quarter of 2004 while the average selling price increased approximately 8.7% due to a change in product mix as well as a 3.5% price increase that went into effect January 1, 2004. This segment continues to benefit from the improved economy especially in the gaming, security, and medical markets as well as the segment's traditional telecommunications and datacommunications markets. Within the Motion Technologies segment, the number of motors sold under the Pittman brand increased approximately 20.8% in the first quarter of 2004 compared to the first quarter of 2003 while the average selling price per motor increased approximately 5.4% primarily due to a price increase effective January 1, 2004. Motor sales from MAE, acquired in February, 2003, were $2.8 million in the first quarter of 2004 compared to $1.7 million in the first quarter of 2003. Within the Distribution segment, the largest sales increase occurred in the Asia-Pacific region where sales increased 98.0% from the first quarter of 2003 to the first quarter of 2004. Personal computer and electronics companies continue to manufacture heavily in this region due to lower assembly costs. Sales to Europe increased approximately 37.4% while sales to North America increased approximately 32.0% from the first quarter of 2003 to the first quarter of 2004.

     Consolidated gross profit for the first quarter of 2004 was $22.5 million, versus $12.6 million for the first quarter of 2003, an increase of 78.6%. Gross profit as a percent of sales increased from 28.1% in the first quarter of 2003 to 35.6% in the first quarter of 2004. The Company benefited from increased volume, especially in the manufacturing of fasteners where increased plant and machinery utilization occurred without corresponding increases in fixed costs.

     Consolidated selling, general, and administrative expenses for the first quarter of 2004 were $13.8 million, versus $11.5 million for the first quarter of 2003, a 20.0% increase. Commission expense increased 12.4% due to the increased sales volume. Employee benefit expenses increased approximately 9.8% due to higher medical costs and increased retirement contributions.

     Consolidated net income for the first quarter of 2004 was $5,867,000, versus $540,000 for the first quarter of 2003. Interest expense decreased from $307,000 in the first quarter of 2003 to $96,000 in the first quarter of 2004 primarily from lower outstanding borrowings. The effective tax rate increased from 22% in the first quarter of 2003 to 31.5% in the first quarter of 2004 due to the fact that a greater proportion of income was produced in the United States, with a higher corporate income tax rate compared to the locations where income was generated in the first quarter of 2003.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 MARCH 31, 2004

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents at March 31, 2004 were $15.1 million compared to $8.4 million at December 31, 2003. Working capital totaled $78.5 million at March 31, 2004 compared to $69.5 million at December 31, 2003.

     Net cash of $7.7 million was provided by operating activities for the three months ended March 31, 2004 compared to $3.9 million provided by operating activities for the three months ended March 31, 2003. The Company continued to generate cash from further reductions in overall inventory levels during the first quarter of 2004. However, as sales volume increased, the level of accounts receivable also increased, particularly in the Asia-Pacific region where payment terms are generally longer than domestic payment terms.

     The Company continues to exercise caution with its capital expenditures as it attempts to utilize current capacity during the economic recovery. Cash has therefore been used to repay debt and pay dividends.

     The Company's principal contractual obligations are the repayment of its short-term debt (see Note 3) and the payment of operating lease commitments covering certain automobiles, office space, and office equipment that is listed in Note 12 to the Company's Annual Report for the year ended December 31, 2003. The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

CRITICAL ACCOUNTING POLICIES
----------------------------

     The Company has identified a number of its accounting polices that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management and the effect that changes in those estimates and assumptions could have on our financial statements. The following is a summary of those critical accounting policies.

INVENTORIES
-----------

     The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 77% and 79% of total inventories at March 31, 2004 and December 31, 2003, respectively, are priced on the first-in, first-out (FIFO) method. Reserves are recorded for obsolete, excess, and slow-moving inventories based on management's estimates about future demand and market conditions. At March 31, 2004, our inventory balance of $46,914,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $3,475,000. At December 31, 2003, our inventory balance of $48,512,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $3,512,000. If the estimated reserves for obsolete, excess, and slow-moving inventories are not sufficient based on actual future demand, additions to the reserve may be required.

ACCOUNTS RECEIVABLE
-------------------

     The Company maintains an allowance for doubtful accounts for trade receivables for which collectibility is uncertain. At March 31, 2004 and December 31, 2003, this allowance was approximately $987,000 and $886,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its procedures effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 MARCH 31, 2004

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GOODWILL
--------

     SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At March 31, 2004, the Company had $41,305,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company's fiscal 2003 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on its estimates, the Company concluded that there is no impairment of its goodwill as of December 31, 2003. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future. The Company will evaluate its goodwill again for impairment as of October 1, 2004, or sooner if deemed necessary by management.

PENSIONS
--------

     Accounting for the Company's defined benefit pension plan requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2003, the Company determined this rate to be 6.25% and no adjustment to this rate has been made in the quarter ended March 31, 2004. Historically the Company has assumed that the expected long-term rate of return on plan assets will be 8.00%, and this expected rate of return has been used for many years. Because pension plan assets have earned substantially less than 8.00% in the last two years, the Company reduced the expected long-term rate of return to 7.00% in 2003 and no adjustment to this rate has been made in the quarter ended March 31, 2004. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in discount rate, as well as the effect of differences between the expected return and the actual return on plan assets, have been deferred in accordance with SFAS No. 132 and will ultimately affect future pension expense.

                     PENN ENGINEERING & MANUFACTURING CORP.
                                 MARCH 31, 2004

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------

     There have been no material changes to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15 and 15d-15) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

     Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF
-----------------------------------------------------------------------
        EQUITY SECURITIES.
        ------------------

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

      Not Applicable

ITEM 5. OTHER INFORMATION.
--------------------------

      Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a) Exhibits

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

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     1. Form 8-K filed on January 30, 2004, reporting under Item 7 the Company's issuance of a press release regarding the Company's results for its fourth quarter and year ended December 31, 2003.

     2. Form 8-K filed on March 23, 2004, reporting under Item 5 the Company's issuance of a press release regarding earnings guidance for the quarter ended March 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          PENN ENGINEERING & MANUFACTURING CORP.


Dated:     May 10, 2004                   By:  /s/ Kenneth A. Swanstrom
                                               ---------------------------------
                                               Kenneth A. Swanstrom
                                               Chairman/CEO




Dated:     May 10, 2004                   By:  /s/ Mark  W. Simon
                                               ---------------------------------
                                               Mark W. Simon
                                               Senior Vice President/CFO

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