Form 10-Q
period 2004-06-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2004-08-09
CIK 77106

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________.

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,338,744 shares of common stock, $.01 par value, outstanding on August 2, 2004.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                              ASSETS
                                                                 (unaudited)
CURRENT ASSETS                                                  June 30, 2004     December 31, 2003*
                                                                -------------     ------------------
     Cash and cash equivalents                                    $  22,365           $   8,361
     Short-term investments                                             219                 228
     Accounts receivable - net                                       47,132              37,629
     Inventories - net                                               45,437              48,512
     Refundable income taxes                                              0               2,129
     Other current assets                                             2,507               1,881
         Total current assets                                       117,660              98,740

PROPERTY
     Property, plant and equipment                                  190,235             190,876
     Less accumulated depreciation                                  104,068              99,774
                                                                  ---------           ---------
         Property - net                                              86,167              91,102
                                                                  ---------           ---------

GOODWILL, NET                                                        41,111              41,844
                                                                  ---------           ---------

OTHER ASSETS                                                          4,373               4,438
                                                                  ---------           ---------
         TOTAL ASSETS                                             $ 249,311           $ 236,124
                                                                  =========           =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $   8,694           $   6,865
     Bank debt                                                        6,154               9,042
     Dividends payable                                                1,237               1,052
     Accrued expenses:
         Pension and profit sharing                                   3,289               2,104
         Payroll and commissions                                      5,931               3,040
         Other                                                        6,527               7,129
                                                                  ---------           ---------
              Total current liabilities                              31,832              29,232
                                                                  ---------           ---------

ACCRUED PENSION COST                                                    845               1,192
                                                                  ---------           ---------

DEFERRED INCOME TAXES                                                11,521              10,927
                                                                  ---------           ---------

LONG-TERM BANK DEBT                                                   2,789               3,173
                                                                  ---------           ---------

STOCKHOLDERS' EQUITY
     Common Stock                                                       151                 150
     Class A common stock                                                35                  35
     Additional paid-in capital                                      44,044              42,573
     Retained earnings                                              157,793             148,906
     Accumulated other comprehensive income                           6,387               6,022
     Treasury stock                                                  (6,086)             (6,086)
                                                                  ---------           ---------
         Total stockholders' equity                                 202,324             191,600
                                                                  ---------           ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 249,311           $ 236,124
                                                                  =========           =========

            See Notes to Condensed Consolidated Financial Statements

* Condensed Consolidated Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          --------------------------------       --------------------------------
                                                     (unaudited)                           (unaudited)
                                          June 30, 2004      June 30, 2003       June 30, 2004      June 30, 2003
                                          -------------      -------------       -------------      -------------
Net Sales                                    $ 61,709           $ 47,439           $ 125,016           $ 92,253
Cost of Products Sold                          41,115             34,440              81,900             66,680
                                             --------           --------           ---------           --------
Gross Profit                                   20,594             12,999              43,116             25,573

Selling Expenses                                6,033              5,482              12,442             10,771
General and Administrative Expenses             6,946              6,082              14,317             12,349
                                             --------           --------           ---------           --------
Operating Income                                7,615              1,435              16,357              2,513
                                             --------           --------           ---------           --------
Other Income (Expense):
     Interest income                               12                 54                  62                101
     Interest expense                             (70)              (218)               (167)              (524)
     Other, net                                   314                413                 186                287
                                             --------           --------           ---------           --------
Total Other Income (Expense)                      256                249                  81               (136)
                                             --------           --------           ---------           --------

Income Before Income Taxes                      7,871              1,684              16,438              2,377
Provision for Income Taxes                      2,560                364               5,260                516
                                             --------           --------           ---------           --------
Net Income                                   $  5,311           $  1,320           $  11,178           $  1,861
                                             ========           ========           =========           ========

PER SHARE DATA:
     Basic earnings                          $   0.30           $   0.08           $    0.64           $   0.11
                                             ========           ========           =========           ========

     Diluted earnings                        $   0.30           $   0.08           $    0.63           $   0.11
                                             ========           ========           =========           ========

     Cash dividends declared                 $   0.07           $   0.06           $    0.13           $   0.12
                                             ========           ========           =========           ========

            See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)

                                                                             SIX MONTHS ENDED
                                                                     --------------------------------
                                                                                (unaudited)
                                                                     June 30, 2004      June 30, 2003
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 11,178           $  1,861
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                    5,272              5,635
         Deferred income taxes                                               (3)                 1
         Foreign currency transaction gains                                (101)              (254)
         Loss on disposal of property                                        79                 55
         Changes in assets and liabilities:
              Increase in receivables                                    (9,597)            (4,956)
              Decrease in inventories                                     2,851              5,761
              Decrease in refundable income taxes                         2,129                591
              (Increase) decrease in other current assets                  (641)               672
              Increase in other assets                                       (4)              (477)
              Increase (decrease) in accounts payable                     1,916               (380)
              Increase in accrued expenses                                4,925              2,215
              (Decrease) increase in accrued pension cost                  (347)             1,800
                                                                       --------           --------
              Net cash provided by operating activities                  17,657             12,524
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                  (1,215)            (2,144)
     Acquisitions of businesses (net of cash acquired)                        0            (10,442)
     Proceeds from disposal of property                                      59                 17
                                                                       --------           --------
         Net cash used in investing activities                           (1,156)           (12,569)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net bank debt repayments                                            (3,066)           (12,213)
     Dividends paid                                                      (2,107)            (3,131)
     Issuance of common stock                                             1,472                776
                                                                       --------           --------
         Net cash used in financing activities                           (3,701)           (14,568)
                                                                       --------           --------

     Effect of exchange rate changes on cash                              1,204                208
                                                                       --------           --------
         Net (decrease) increase in cash and cash equivalents            14,004            (14,405)
         Cash and cash equivalents at beginning of period                 8,361             20,927
                                                                       --------           --------
         Cash and cash equivalents at end of period                    $ 22,365           $  6,522
                                                                       ========           ========

            See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Note 1.  Condensed Consolidated Financial Statements (Unaudited).

         The accompanying condensed consolidated financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2003. The information contained in this report is unaudited and, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company's condensed consolidated financial position at June 30, 2004 and 2003 and the condensed consolidated statements of income and cash flows for the six-month periods then ended. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004.

Note 2.  Inventories.

         Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market. Inventories are as follows:

         (Dollars in thousands)

                      June 30, 2004   December 31, 2003
                      -------------   -----------------
Raw material             $ 2,749          $ 2,807
Tooling                    6,171            5,540
Work-in-process           11,755           11,541
Finished goods            24,762           28,624
                         -------          -------
TOTAL                    $45,437          $48,512
                         =======          =======

         If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,259,000 and $10,072,000 higher than reported at June 30, 2004 and December 31, 2003, respectively, and net income would have been $127,000 and $230,000 higher than reported for the six months ended June 30, 2004 and 2003, respectively. Long-term tooling inventory totaling $1,290,000 at June 30, 2004 and $1,285,000 at December 31, 2003 is included in Other Assets.

Note 3.  Bank Debt.

                  As of June 30, 2004, the Company had five unsecured line-of-credit facilities available, all of which bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The facilities are as follows:

         o a working capital facility that permits maximum borrowings of $7,000,000, due on demand, under which no amounts were outstanding at June 30, 2004;

         o general facility that allows for borrowings of up to $12,000,000, under which no amounts were outstanding at June 30, 2004;

         o a facility that allows for borrowings of up to $15,000,000, under which a short-term loan of $1,823,000 was outstanding at June 30, 2004 at an interest rate of 2.74%;

         o a facility that permits borrowings of up to $30,000,000, under which a short-term loan of $3,312,000 was outstanding at June 30, 2004 at an interests rate of 1.90%; and

         o a committed line-of-credit that permits borrowings of up to $8,000,000, under which no amounts were outstanding at June 30, 2004.

         These line of credit facilities require that the Company comply with certain financial covenants. At June 30, 2004, the Company was in compliance with all financial covenants under these faculties.

         In addition to the above domestic line-of-credit facilities, the Company's subsidiary, M.A.E. S.p.A. (MAE), has two short-term credit facilities under which $461,000 was outstanding at June 30, 2004. MAE also has an outstanding mortgage on its building, of which $558,000 is classified as short-term debt and $2,789,000 is classified as long-term debt at June 30, 2004.

Note 4.  Comprehensive Income.

         Total comprehensive income amounted to $5,501,000 and $2,912,000 for the three months ended June 30, 2004 and 2003, respectively, and $11,543,000 and $4,105,000 for the six months ended June 30, 2004 and 2003, respectively.

Note 5.  Accounting for Stock Options.

         The Company follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Under APB 25, if the exercise price of stock options granted equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation costs for the Company's plans been determined based on the fair value at the grant date for awards under these plans consistently with the method of SFAS No. 123, the impact on the Company's financial results would have been as follows:

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             June 30                      June 30
                                                    ------------------------      -------------------------
                                                      2004           2003            2004           2003
                                                    ---------      ---------      ----------      ---------
(Dollars in thousands except per share amounts)
      Net income as reported                        $   5,311      $   1,320      $   11,178      $   1,861
      Pro forma compensation cost, net of tax            (307)          (216)           (660)          (495)
                                                    ---------      ---------      ----------      ---------
      Pro forma net income                          $   5,004      $   1,104      $   10,518      $   1,366
                                                    =========      =========      ==========      =========
Basic earnings per share:
      As reported                                   $    0.30      $    0.08      $     0.64      $    0.11
      Pro forma                                          0.28           0.06            0.60           0.08
Diluted earnings per share:
      As reported                                   $    0.30      $    0.08      $     0.63      $    0.11
      Pro forma                                          0.28           0.06            0.59           0.08

Note 6.  Use of Estimates.

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

Note 7.  Components of Net Periodic Pension Cost.

         Net pension costs included the following components:

                                  THREE  MONTHS  ENDED       SIX MONTHS ENDED
                                  --------------------     --------------------
                                         June 30                 June 30
                                   ------------------      --------------------
(Dollars in thousands)               2004        2003       2004          2003
                                   -------      -----      -------      -------
Service cost                       $   720      $ 595      $ 1,440      $ 1,190
Interest cost                          750        770        1,500        1,540
Expected return on plan assets        (600)      (500)      (1,200)      (1,000)
Net amortization and deferral          180         35          360           70
                                   -------      -----      -------      -------
Net periodic pension cost          $ 1,050      $ 900      $ 2,100      $ 1,800
                                   =======      =====      =======      =======

Note 8.           Segment Information.

         (Dollars in Thousands)
                                           THREE MONTHS ENDED                               THREE MONTHS ENDED
                               ------------------------------------------         ------------------------------------------
                                              June 30, 2004                                     June 30, 2003
                               ------------------------------------------         ------------------------------------------

                               Fasteners       Distribution       Motors          Fasteners      Distribution        Motors
                               ---------       ------------       -------         ---------      ------------        -------
Revenues from external          $32,846          $16,449          $12,414          $24,868          $11,291          $11,280
customers
Intersegment revenues             9,702                               422            6,533                                49
Operating income                  8,279            1,074              696            2,930              202              769

                                             SIX MONTHS ENDED                                 SIX MONTHS ENDED
                               ------------------------------------------         ------------------------------------------
                                              June 30, 2004                                     June 30, 2003
                               ------------------------------------------         ------------------------------------------

                               Fasteners       Distribution       Motors          Fasteners      Distribution        Motors
                               ---------       ------------       -------         ---------      ------------        -------
Revenues from external          $66,454          $33,591          $24,971          $48,465          $22,557          $21,231
customers
Intersegment revenues            18,324                             1,198           12,652                               106
Operating income                 16,961            2,802            1,419            4,422              788            1,337

         A reconciliation of combined operating income for the reportable segments to consolidated income before income taxes is as follows:

                                          THREE  MONTHS  ENDED        SIX MONTHS ENDED
                                         ---------------------      ---------------------
                                                June 30                    June 30
                                         ---------------------      ---------------------

(Dollars in thousands)                     2004          2003         2004          2003
                                         --------      -------      --------      -------
Total income for reportable segments     $ 10,049      $ 3,901      $ 21,182      $ 6,547
Unallocated corporate expenses             (2,434)      (2,466)       (4,825)      (4,034)
Other income (expense)                        256          249            81         (136)
                                         --------      -------      --------      -------
Income before income taxes               $  7,871      $ 1,684      $ 16,438      $ 2,377
                                         ========      =======      ========      =======

Note 9.  Earnings Per Share Data.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                         -------------------     -------------------
                                               June 30                June 30
                                         -------------------     -------------------
(In thousands,
except per share data)                    2004         2003       2004        2003
                                         -------     -------     -------     -------
Basic:
Net income                               $ 5,311     $ 1,320     $11,178     $ 1,861
Weighted average shares outstanding       17,634      17,436      17,595      17,410
                                         -------     -------     -------     -------
Basic earnings per share                 $  0.30     $  0.08     $  0.64     $  0.11
                                         =======     =======     =======     =======

Diluted:
Net income                               $ 5,311     $ 1,320     $11,178     $ 1,861
                                         =======     =======     =======     =======
Weighted average shares outstanding       17,634      17,436      17,595      17,410
Net effect of dilutive stock options
  - based on treasury stock method           264         162         271          80
                                         -------     -------     -------     -------
Totals                                    17,898      17,598      17,866      17,490
                                         =======     =======     =======     =======
Diluted earnings per share               $  0.30     $  0.08     $  0.63     $  0.11
                                         =======     =======     =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended June 30, 2004 vs.  Quarter Ended June 30, 2003

         Consolidated net sales for the quarter ended June 30, 2004 were $61.7 million, versus $47.4 million for the quarter ended June 30, 2003, a 30.2% increase. Net sales to customers outside the United States for the quarter ended June 30, 2004 were $25.4 million, versus $18.7 million for the quarter ended June 30, 2003, a 35.8% increase. Net sales for the Fastening Technologies segment for the quarter ended June 30, 2004 were $32.8 million, versus $24.9 million for the quarter ended June 30, 2003, a 31.7% increase. Net sales for the Motion Technologies segment were $12.4 million for the quarter ended June 30, 2004, versus $11.3 million recorded for the quarter ended June 30, 2003, a 9.7% increase. Net sales for the Distribution segment for the quarter ended June 30, 2004 were $16.5 million, versus $11.3 million for the quarter ended June 30, 2003, a 46.0% increase.

         Within the Fastening Technologies segment, sales volume increased 26.0% in both the domestic and international markets from the second quarter of 2003 compared to the second quarter of 2004, while the average selling price increased approximately 5.3% due to a change in product mix as well as a 2.0% price increase that went into effect January 1, 2004. Within the Motion Technologies segment, the number of motors sold under the Pittman brand increased approximately 14.0% in the second quarter of 2004 compared to the second quarter of 2003, while the average selling price per motor increased approximately 9.3%, primarily due to a price increase effective January 1, 2004. Motor sales from MAE were $2.5 million in the second quarter of 2004 compared to $3.0 million in the second quarter of 2003. Within the Distribution segment, sales into Europe increased approximately 48.8%, sales into North America increased 19.9%, while sales into Asia increased approximately 86.4% from the second quarter of 2003 to the second quarter of 2004. This segment continues to experience international growth as personal computer and electronics companies shift production to other global areas to take advantage of lower assembly costs.

         Consolidated gross profit for the second quarter of 2004 was $20.6 million, versus $13.0 million for the second quarter of 2003, an increase of 58.5%. Gross profit as a percent of sales increased from 27.4% in the second quarter of 2003 to 33.4% in the second quarter of 2004. The Company continues to benefit from increased volume, especially in the manufacturing of fasteners where increased plant and machinery utilization occurred without corresponding increases in fixed costs.

         Consolidated selling, general, and administrative expenses ("SG&A") for the second quarter of 2004 were $13.0 million, versus $11.6 million for the second quarter of 2003, a 12.1% increase. This increase was caused mainly by increased wages and benefits, including an approximate 13.4% increase in medical costs and a 16.7% increase in pension costs.

         Consolidated net income for the second quarter of 2004 was $5.3 million, versus $1.3 million for the second quarter of 2003. The effective tax rate increased from 21.6% in the second quarter of 2003 to 32.5% in the second quarter of 2004 due to the fact that a greater proportion of income was produced in the United States, with a higher corporate income tax rate compared to the locations in which income was generated in the second quarter of 2003.

Six Months Ended June 30, 2004 vs.  Six Months Ended June 30, 2003

         Consolidated net sales for the six months ended June 30, 2004 were $125.0 million, versus $92.3 million for the six months ended June 30, 2003, a 35.4% increase. Net sales to customers outside the United States for the six months ended June 30, 2004 were $52.7 million, versus $35.9 million for the six months ended June 30, 2003, an increase of 46.8%. Net sales for the Fastening Technologies segment for the six months ended June 30, 2004 were $66.5 million, versus $48.5 million for the six months ended June 30, 2003, a 37.1% increase. Net sales for the Motion Technologies segment were $25.0 for the six months ended June 30, 2004, versus $21.2 million for the six months ended June 30, 2003, a 17.9% increase. Net sales for the Distribution segment for the six months ended June 30, 2004 were $33.6 million, versus $22.6 million for the six months ended June 30, 2003, a 48.7% increase.

         Within the Fastening Technologies segment, sales volume increased 28.9% from the first six months of 2003 compared to the first six months of 2004, while the average selling price increased 7.0%. This segment continues to benefit from the improved economy, especially in the gaming, security, and medical markets as well as the segment's traditional telecommunications and datacommunications markets. In addition, a 2.0% price increase went into effect on January 1, 2004 as well as an additional 2.0% surcharge in May, 2004 to cover additional raw material cost increases. Within the Motion Technologies segment, the number of motors sold under the Pittman brand increased approximately 17.5% in the first six months of 2004 compared to the first six months of 2003, while the average selling price increased approximately 7.2%. Within the Distribution segment, the Company experienced strong international growth during the first six months of 2004 compared to the same period in 2003 as the Asian market increased 92.0% and the European market increased 42.8%. The domestic market continues to strengthen also as sales increased 25.8% in North America.

         Consolidated gross profit for the first six months of 2004 was $43.1 million, versus $25.6 million for the first six months of 2003, a 68.4% increase. Increased volume led to the improvement in gross margin in all segments as increased costs for wages and benefits were offset by productivity improvements and better utilization of capacity.

         Consolidated SG&A expenses for the first six months of 2004 were $26.8 million, or 21.4% of sales, versus $23.1 million, or 25.0% of sales, for the first six months of 2003, an increase of 16.0%. In addition to increased wages and employee benefits, legal and professional fees increased approximately 80% from 2003 to 2004 due mainly to increased audit and Sarbanes-Oxley related expenses.

         Consolidated net income for the first six months of 2004 was $11.2 million, versus $1.9 million for the first six months of 2003. Interest expense decreased from $524,000 in the first six months of 2003 to $167,000 in the first six months of 2004 due to less debt outstanding. The effective tax rate increased from 27.1% in the first six months of 2003 to 32.0% in the first six months of 2004 due to the fact that a greater proportion of income was produced in the United States, with a higher corporate income tax rate compared to the locations where income was generated in the first six months of 2003.

Liquidity and Capital Resources

         Cash and cash equivalents at June 30, 2004 were $22.4 million compared to $8.4 million at December 31, 2003. Working capital totaled $85.8 million at June 30, 2004 compared to $69.5 million at December 31, 2003.

         Net cash of $17.7 million was provided by operating activities for the six months ended June 30, 2004 compared to $12.5 million provided by operating activities for the six months ended June 30, 2003. The Company continued to generate cash from further reductions in overall inventory levels during the first half of 2004. However, as sales volume increased, the level of accounts receivable also increased, particularly in the European region where payment terms are generally longer than domestic payment terms.

         Net cash used in investing activities totaled $1.2 million for the six months ended June 30, 2004. The Company continues to exercise caution with its capital expenditures as it attempts to utilize current capacity during the economic recovery.

         Net cash used in financing activities totaled $3.7 million for the six months ended June 30, 2004 compared to $14.6 million for the six months ended June 30, 2003. Because of the decreased capital expenditures, the Company repaid short-term debt during both years.

         The Company's principal contractual obligations are the repayment of its short-term debt (see Note 3) and the payment of operating lease commitments covering certain automobiles, office space, and office equipment that are listed in Note 12 to the Company's Annual Report for the year ended December 31, 2003. The Company anticipates that its existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

Critical Accounting Policies

         The Company has identified a number of its accounting polices that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management, and the effect of changing those estimates and assumptions could have a material effect on the Company's financial statements. The following is a summary of those critical accounting policies.

Inventories

         The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 78% and 79% of total inventories at June 30, 2004 and December 31, 2003, respectively, are priced on the first-in, first-out (FIFO) method. Reserves are recorded for obsolete, excess, and slow-moving inventories based on management's estimates about future demand and market conditions. At June 30, 2004, the Company's inventory balance of $45,437,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $3,532,000. At December 31, 2003, the Company's inventory balance of $48,512,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $3,512,000. If the estimated reserves for obsolete, excess, and slow-moving inventories are not sufficient based on actual future demand, additions to the reserve may be required.

Accounts Receivable

         The Company maintains an allowance for doubtful accounts for trade receivables for which collectability is uncertain. At June 30, 2004 and December 31, 2003, this allowance was approximately $1,014,000 and $886,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its procedures effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

Goodwill

         SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At June 30, 2004, the Company had $41,111,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company's 2003 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on its estimates, the Company has concluded that there is no impairment of its goodwill as of December 31, 2003. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future. The Company will evaluate its goodwill again for impairment as of October 1, 2004, or sooner if deemed necessary by management.

Pensions

         Accounting for the Company's defined benefit plan requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2003, the Company determined this rate to be 6.25% and no adjustment to this rate has been made for the six months ended June 30, 2004. Historically, the Company has assumed that the expected long-term rate of return on plan assets will be 8.00%, and this expected rate of return has been used for many years. Because the Company's pension plan assets have earned substantially less than 8.00% in the last two years, the Company reduced the expected long-term rate of return to 7.00% in 2003 and no adjustment has been made for the six months ended June 30, 2004. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in the discount rate, as well as the effect of differences between the expected return and the actual return on plan assets, have been deferred in accordance with SFAS No. 132 and will ultimately affect future pension expense.

Derivative Instruments and Hedging

         The Company manages risks associated with foreign exchange rates and interest rates with derivative instruments. The Company does not use derivative instruments for trading or speculative purposes, and only uses derivatives when there is an underlying exposure. The evaluation of hedge effectiveness is subject to assumptions based on the terms and the timing of the underlying exposures. All derivative instruments are recognized in the Consolidated Balance Sheet at fair value, which is generally based on quoted market prices.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         Reference is made to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2003. There has been no material change in the information reported in that report.

Item 4.  Controls and Procedures.

         Evaluation of Disclosure Controls and Procedures

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

         Changes in Internal Control Over Financial Reporting

         There have been no significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15 and 15d-15) during the three months and six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its 2004 Annual Meeting of Stockholders (the "Annual Meeting") on April 29, 2004. The matter voted upon at the Annual Meeting and the respective results were as follows:

         1. The election of three Class A Directors of the Company to hold office until the Annual Meeting to be held in 2007 and until their successors are duly elected.

                   Name of Nominee           For                  Withheld
                   -----------------       ---------              --------
                   Martin Bidart           3,135,588               86,828
                   Maurice D.  Oaks        3,211,396               11,020
                   Charles R.  Smith       3,218,196                4,220

         2. The Directors whose term of office continued after the Annual Meeting were:

                    Class B Directors:
                    ------------------
                    Kenneth A.  Swanstrom
                    Mark W.  Simon
                    John J.  Sickler

                    Class C Directors:
                    ------------------
                    Daryl L.  Swanstrom
                    Andrew B.  Williams

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit No.                    Description
                  -----------         --------------------------------------

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

                      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      32.1            Certification pursuant to 18 U.S.C.
                                      Section 1350, As Adopted Pursuant to
                                      Section 906 of the Sarbanes-Oxley Act
                                      of 2002.

                      32.2            Certification pursuant to 18 U.S.C.
                                      Section 1350, As Adopted Pursuant to
                                      Section 906 of the Sarbanes-Oxley Act
                                      of 2002.


         (b)      Reports on Form 8-K

                  Form 8-K filed on May 4, 2004, reporting under Item 7 the Company's issuance of a press release regarding the Company's results for its first quarter ended March 31, 2004.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2004             PENN ENGINEERING & MANUFACTURING CORP.

                                   By: /s/ Kenneth A.  Swanstrom
                                      -----------------------------------
                                           Kenneth A.  Swanstrom
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:  August 9, 2004             By: /s/ Mark W.  Simon
                                      -----------------------------------
                                           Mark W.  Simon
                                           Senior Vice President and
                                           Chief Financial Officer

                     PENN ENGINEERING & MANUFACTURING CORP.


                                  EXHIBIT INDEX

                  Exhibit No.                    Description
                  -----------         --------------------------------------

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