Form 10-Q
period 2004-09-30
PENN ENGINEERING & MANUFACTURING CORP
filed 2004-11-09
CIK 77106

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,426,943 shares of common stock, $.01 par value, outstanding on November 2, 2004.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                              ASSETS
                              ------
                                                                  (unaudited)
                                                              September 30, 2004  December 31, 2003*
CURRENT ASSETS                                                ------------------  ------------------
     Cash and cash equivalents                                    $  25,917           $   8,361
     Short-term investments                                             225                 228
     Accounts receivable - net                                       44,204              37,629
     Inventories -- net                                              45,426              48,512
     Refundable income taxes                                              0               2,129
     Other current assets                                             2,946               1,881
                                                                  ---------           ---------
         Total current assets                                       118,718              98,740
                                                                  ---------           ---------
PROPERTY
     Property, plant and equipment                                  191,162             190,876
     Less accumulated depreciation                                  106,457              99,774
                                                                  ---------           ---------
         Property - net                                              84,705              91,102
                                                                  ---------           ---------

GOODWILL, NET                                                        41,558              41,844
                                                                  ---------           ---------

OTHER ASSETS                                                          4,312               4,438
                                                                  ---------           ---------
         TOTAL ASSETS                                             $ 249,293           $ 236,124
                                                                  =========           =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
     Accounts payable                                             $   7,708           $   6,865
     Bank debt                                                        1,510               9,042
     Dividends payable                                                1,243               1,052
     Accrued expenses:
         Pension and profit sharing                                   3,539               2,104
         Payroll and commissions                                      7,440               3,040
         Other                                                        5,313               7,129
                                                                  ---------           ---------
              Total current liabilities                              26,753              29,232
                                                                  ---------           ---------

ACCRUED PENSION COST                                                      0               1,192
                                                                  ---------           ---------

DEFERRED INCOME TAXES                                                11,716              10,927
                                                                  ---------           ---------

LONG-TERM BANK DEBT                                                   2,563               3,173
                                                                  ---------           ---------

STOCKHOLDERS' EQUITY
     Common Stock                                                       152                 150
     Class A common stock                                                35                  35
     Additional paid-in capital                                      45,440              42,573
     Retained earnings                                              160,931             148,906
     Accumulated other comprehensive income                           7,789               6,022
     Treasury stock                                                  (6,086)             (6,086)
                                                                  ---------           ---------
         Total stockholders' equity                                 208,261             191,600
                                                                  ---------           ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 249,293           $ 236,124
                                                                  =========           =========

            See Notes to Condensed Consolidated Financial Statements

* Condensed Consolidated Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                           --------------------------------      ---------------------------------
                                                     (unaudited)                            (unaudited)
                                           September 30,      September 30,      September 30,       September 30,
                                               2004               2003               2004                 2003
                                           -------------      -------------      -------------       -------------
Net Sales                                    $ 59,962           $ 46,321           $ 184,978           $ 138,574
Cost of Products Sold                          40,880             32,728             122,780              99,408
                                             --------           --------           ---------           ---------
Gross Profit                                   19,082             13,593              62,198              39,166

Selling Expenses                                6,102              5,054              18,544              15,765
General and Administrative Expenses             6,649              6,562              20,966              18,911
                                             --------           --------           ---------           ---------
Operating Income                                6,331              1,977              22,688               4,490
                                             --------           --------           ---------           ---------
Other Income (Expense):
     Interest income                               35                 13                  97                 114
     Interest expense                             (73)              (176)               (240)               (701)
     Other, net                                   150                201                 336                 488
                                             --------           --------           ---------           ---------
Total Other Income (Expense)                      112                 38                 193                 (99)
                                             --------           --------           ---------           ---------

Income Before Income Taxes                      6,443              2,015              22,881               4,391
Provision for Income Taxes                      2,062                538               7,322               1,054
                                             --------           --------           ---------           ---------
Net Income                                   $  4,381           $  1,477           $  15,559           $   3,337
                                             ========           ========           =========           =========

PER SHARE DATA:
     Basic earnings                          $   0.25           $   0.08           $    0.88           $    0.19
                                             ========           ========           =========           =========

     Diluted earnings                        $   0.24           $   0.08           $    0.87           $    0.19
                                             ========           ========           =========           =========

     Cash dividends declared                 $   0.07           $   0.06           $    0.20           $    0.18
                                             ========           ========           =========           =========

            See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)
                                                                           NINE MONTHS ENDED
                                                                 --------------------------------------
                                                                              (unaudited)
                                                                 September 30, 2004  September 30, 2003
                                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 15,559           $  3,337
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                    7,897              8,484
         Deferred income taxes                                               (1)                 0
         Foreign currency transaction gains                                (101)               (22)
         Loss on disposal of property                                       206                 81
         Changes in assets and liabilities:
              Increase in receivables                                    (6,468)            (7,792)
              Decrease in inventories                                     3,051              8,903
              Decrease in refundable income taxes                         2,129                567
              (Increase) decrease in other current assets                (1,067)               150
              Decrease (increase) in other assets                            80               (477)
              Increase (decrease) in accounts payable                       879             (1,981)
              Increase in accrued expenses                                5,800              4,519
              (Decrease) increase in accrued pension cost                (1,192)             2,700
                                                                       --------           --------
              Net cash provided by operating activities                  26,772             18,469
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                  (2,085)            (2,567)
     Acquisitions of businesses (net of cash acquired)                        0            (10,442)
     Proceeds from disposal of property                                      89                 17
                                                                       --------           --------
         Net cash used in investing activities                           (1,996)           (12,992)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net bank debt repayments                                            (8,079)           (17,341)
     Dividends paid                                                      (3,343)            (3,132)
     Issuance of common stock                                             2,869                874
                                                                       --------           --------
         Net cash used in financing activities                           (8,553)           (19,599)
                                                                       --------           --------

     Effect of exchange rate changes on cash                              1,333                691
                                                                       --------           --------
         Net increase (decrease) in cash and cash equivalents            17,556            (13,431)
         Cash and cash equivalents at beginning of period                 8,361             20,927
                                                                       --------           --------
         Cash and cash equivalents at end of period                    $ 25,917           $  7,496
                                                                       ========           ========

            See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

Note 1.           Condensed Consolidated Financial Statements (Unaudited).
------            -------------------------------------------------------

                  The accompanying condensed consolidated financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2003. The information contained in this report is unaudited and, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company's condensed consolidated financial position at September 30, 2004 and 2003 and the condensed consolidated statements of income and cash flows for the nine-month periods then ended. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004.

Note 2.           Inventories.
------            -----------

                  Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market. Inventories are as follows:

        (Dollars in thousands)
                                       September 30, 2004     December 31, 2003
                                       ------------------     -----------------
Raw material                                  $2,638                 $2,807
Tooling                                        7,524                  5,540
Work-in-process                               10,002                 11,541
Finished goods                                25,262                 28,624
                                            --------               --------
TOTAL                                        $45,426                $48,512
                                             =======                =======

                  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,342,000 and $10,072,000 higher than reported at September 30, 2004 and December 31, 2003, respectively, and net income would have been $183,000 and $106,000 higher than reported for the nine months ended September 30, 2004 and 2003, respectively. Long-term tooling inventory totaling $1,225,000 at September 30, 2004 and $1,285,000 at December 31, 2003 is included in Other Assets.

Note 3.           Bank Debt.
------            ---------

                  As of September 30, 2004, the Company had four unsecured line-of-credit facilities available, all of which bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The facilities are as follows:

         o a working capital facility that permits maximum borrowings of $7,000,000, due on demand, under which no amounts were outstanding at September 30, 2004;

         o a facility that allows for borrowings of up to $15,000,000, under which no amounts were outstanding at September 30, 2004;

         o a facility that permits borrowings of up to $30,000,000, under which no amounts were outstanding at September 30, 2004.

         o a committed line-of-credit that permits borrowings of up to $8,000,000, under which no amounts were outstanding at September 30, 2004.

                  These line of credit facilities require that the Company comply with certain financial covenants. At September 30, 2004, the Company was in compliance with all financial covenants under these facilities.

                  In addition to the above domestic line-of-credit facilities, the Company's subsidiary, PennEngineering Motion Technologies (Europe) S.r.l., has two short-term credit facilities under which $941,000 was outstanding at September 30, 2004. PennEngineering Motion Technologies (Europe) S.r.l. also has an outstanding mortgage on its building, of which $569,000 is classified as short-term debt and $2,563,000 is classified as long-term debt at September 30, 2004.

Note 4.           Comprehensive Income.
------            --------------------

                  Total comprehensive income amounted to $5,782,000 and $2,191,000 for the three months ended September 30, 2004 and 2003, respectively, and $17,326,000 and $6,296,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note 5.           Accounting for Stock Options.
------            ----------------------------

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

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  ---------------------------     ------------------------
                                                                         September 30                    September 30
                                                                  ---------------------------     ------------------------
                                                                     2004              2003        2004            2003
                                                                  -------             -------     --------         -------
(Dollars in thousands except per share amounts)
      Net income as reported                                      $ 4,381             $ 1,477     $ 15,559         $ 3,337
      Pro forma compensation cost, net of tax                        (346)               (302)      (1,006)           (797)
                                                                  -------             -------     --------         -------
      Pro forma net income                                        $ 4,035             $ 1,175     $ 14,553         $ 2,540
                                                                  =======             =======     ========         =======
Basic earnings per share:
      As reported                                                   $0.25               $0.08        $0.88           $0.19
      Pro forma                                                      0.23                0.07         0.83            0.15
Diluted earnings per share:
      As reported                                                   $0.24               $0.08        $0.87           $0.19
      Pro forma                                                      0.22                0.07         0.81            0.14

Note 6.           Use of Estimates.
------            ----------------

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

Note 7.           Components of Net Periodic Pension Cost.
------            ---------------------------------------

                  Net pension costs included the following components:

                                                      THREE  MONTHS  ENDED                     NINE MONTHS ENDED
                                                      ----------------------                -------------------------
                                                           September 30                           September 30
                                                      ----------------------                -------------------------
(Dollars in thousands)                                 2004            2003                  2004              2003
                                                      ------         -------                -------          --------
Service cost                                          $  658         $   595                $ 2,098          $  1,785
Interest cost                                            769             770                  2,269             2,310
Expected return on plan assets                          (640)           (500)                (1,840)           (1,500)
Net amortization and deferral                            173              35                    533               105
                                                      ------         -------                -------          --------
Net periodic pension cost                             $  960         $   900                $ 3,060          $  2,700
                                                      ======         =======                =======          ========


                  The Company previously disclosed in its Annual Report for the year ended December 31, 2003, that it expected to contribute $5,100,000 to its pension plan in 2004. As of September 30, 2004, $4,072,000 of contributions have been made. The Company presently anticipates contributing an additional $2,271,000 to fund its pension plan in 2004 for a total of $6,343,000.

Note 8.           Segment Information.
------            -------------------

         (Dollars in thousands)

                                                 THREE MONTHS ENDED                              THREE MONTHS ENDED
                                     -----------------------------------------       ---------------------------------------
                                                 September 30, 2004                              September 30, 2003
                                     -----------------------------------------       ---------------------------------------
                                     Fasteners      Distribution       Motors        Fasteners      Distribution     Motors
                                     ---------      ------------       -------       ---------      ------------     -------
Revenues from external customers      $32,071          $14,741         $13,150         $21,954         $13,889       $10,478
Intersegment revenues                  10,039                              180           7,243                            24
Operating income                        6,617              626           1,141           2,320             953           570

                                                  NINE MONTHS ENDED                               NINE MONTHS ENDED
                                     -----------------------------------------       ---------------------------------------
                                                 September 30, 2004                              September 30, 2003
                                     -----------------------------------------       ---------------------------------------
                                     Fasteners      Distribution       Motors        Fasteners      Distribution     Motors
                                     ---------      ------------       -------       ---------      ------------     -------
Revenues from external customers       $98,525         $48,332          $38,121         $70,420        $36,445        $31,709
Intersegment revenues                   28,363                            1,377          19,895                           130
Operating income                        23,578           3,428            2,560           6,743          1,741          1,907

         A reconciliation of combined operating income for the reportable segments to consolidated income before income taxes is as follows:

                                                      THREE  MONTHS  ENDED                     NINE MONTHS ENDED
                                                      ----------------------                -------------------------
                                                           September 30                           September 30
                                                      ----------------------                -------------------------
(Dollars in thousands)                                 2004            2003                  2004              2003
                                                      ------         -------                -------          --------
Total income for reportable segments                  $ 8,384        $ 3,843                $29,566          $ 10,391
Unallocated corporate expenses                         (2,053)        (1,866)                (6,878)           (5,901)
Other income (expense)                                    112             38                    193               (99)
                                                      -------        -------                -------           -------
Income before income taxes                            $ 6,443        $ 2,015                $22,881           $ 4,391
                                                      =======        =======                =======           =======

Note 9.           Earnings Per Share Data.
------            -----------------------

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       ------------------------          ------------------------
                                                             September 30                      September 30
(In thousands,                                         ------------------------          ------------------------
   except per share data)                                2004             2003             2004            2003
                                                       -------          -------          -------          -------
Basic:
Net income                                             $ 4,381          $ 1,477          $15,559          $ 3,337
Weighted average shares outstanding                     17,704           17,451           17,632           17,424
                                                       -------          -------          -------          -------
Basic earnings per share                               $  0.25          $  0.08          $  0.88          $  0.19
                                                       =======          =======          =======          =======

Diluted:
Net income                                             $ 4,381          $ 1,477          $15,559          $ 3,337
                                                       =======          =======          =======          =======
Weighted average shares outstanding                     17,704           17,451           17,632           17,424
Net effect of dilutive stock options-based on
   treasury stock method                                   325              253              290              137
                                                       -------          -------          -------          -------

Totals                                                  18,029           17,704           17,922           17,561
                                                       =======          =======          =======          =======
Diluted earnings per share                             $  0.24          $  0.08          $  0.87          $  0.19
                                                       =======          =======          =======          =======

Item 2.           Management's Discussion and Analysis of Financial Condition
------            -----------------------------------------------------------
                  and Results of Operations.
                  -------------------------

Quarter Ended September 30, 2004 vs. Quarter Ended September 30, 2003

         Consolidated net sales for the quarter ended September 30, 2004 were $60.0 million, versus $46.3 million for the quarter ended September 30, 2003, a 29.6% increase. Net sales to customers outside the United States for the quarter ended September 30, 2004 were $22.8 million, versus $19.4 million for the quarter ended September 30, 2003, a 17.5% increase. Net sales for the Fastening Technologies segment for the quarter ended September 30, 2004 were $32.1 million, versus $22.0 million for the quarter ended September 30, 2003, a 45.9% increase. Net sales for the Motion Technologies segment were $13.2 million for the quarter ended September 30, 2004, versus $10.5 million recorded for the quarter ended September 30, 2003, a 25.7% increase. Net sales for the Distribution segment for the quarter ended September 30, 2004 were $14.7 million, versus $13.9 million for the quarter ended September 30, 2003, a 5.8% increase.

         Within the Fastening Technologies segment, sales volume increased 37.9% in both the domestic and international markets from the third quarter of 2003 to the third quarter of 2004, while the average selling price increased approximately 4.0%, due to a change in product mix as well as price increases that went into effect during the year to cover raw material cost increases. Within the Motion Technologies segment, the number of motors sold under the Pittman brand increased approximately 21.3% in the third quarter of 2004 compared to the third quarter of 2003, while the average selling price per motor increased approximately 8.9%, primarily due to a price increase effective January 1, 2004. Motor sales from PennEngineering Motion Technologies (Europe) S.r.l. (formerly MAE) were $2.6 million in the third quarter of 2004 compared to $2.3 million in the third quarter of 2003. Within the Distribution segment, sales into Europe increased approximately 15.7%, sales into North America increased 8.2%, while sales into Asia were the same in the third quarter of 2004 and the third quarter 2003.

         Consolidated gross profit for the third quarter of 2004 was $19.1 million, versus $13.6 million for the third quarter of 2003, an increase of 40.4%. Gross profit as a percent of sales increased from 29.3% in the third quarter of 2003 to 31.8% in the third quarter of 2004. The Company continues to benefit from increased volume, especially in the manufacture of fasteners where increased plant and machinery utilization occurred without corresponding increases in fixed costs.

         Consolidated selling, general, and administrative expenses ("SG&A") for the third quarter of 2004 were $12.8 million, versus $11.6 million for the third quarter of 2003, a 10.3% increase. This increase was caused mainly by increased commission expense (up 10.5%) and other direct selling expenses due to the higher sales volume.

         Consolidated net income for the third quarter of 2004 was $4.4 million, versus $1.5 million for the third quarter of 2003. The effective tax rate increased from 26.7% in the third quarter of 2003 to 32.0% in the third quarter of 2004 due to the fact that a greater proportion of income was generated in the United States, with a higher corporate income tax rate compared to the locations in which income was generated in the third quarter of 2003.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003
------------------------------------------------------------------------------

         Consolidated net sales for the nine months ended September 30, 2004 were $185.0 million, versus $138.6 million for the nine months ended September 30, 2003, a 33.5% increase. Net sales to customers outside the United States for the nine months ended September 30, 2004 were $75.5 million, versus $55.3 million for the nine months ended September 30, 2003, an increase of 36.5%. Net sales for the Fastening Technologies segment for the nine months ended September 30, 2004 were $98.5 million, versus $70.4 million for the nine months ended September 30, 2003, a 39.9% increase. Net sales for the Motion Technologies segment were $38.1 for the nine months ended September 30, 2004, versus $31.7 million for the nine months ended September 30, 2003, a 20.2% increase. Net sales for the Distribution segment for the nine months ended September 30, 2004 were $48.3 million, versus $36.4 million for the nine months ended September 30, 2003, a 32.7% increase.

         Within the Fastening Technologies segment, sales volume increased 31.7% from the first nine months of 2003 compared to the first nine months of 2004, while the average selling price increased 6.0%. This segment continues to benefit from the improved economy, especially in the gaming, security, and medical markets as well as the segment's traditional telecommunications and datacommunications markets. In addition, a 2.0% price increase went into effect on January 1, 2004 as well as an additional 2.0% surcharge in May 2004 on selected products to cover additional raw material cost increases. Within the Motion Technologies segment, the number of motors sold under the Pittman brand increased approximately 18.7% in the first nine months of 2004 compared to the first nine months of 2003, while the average selling price increased approximately 7.8%. Motor sales from PMT Europe were $7.9 million for the nine months ended September 30, 2004 versus $7.1 million for the nine months ended September 30, 2003. Within the Distribution segment, the Company experienced strong international sales growth during the first nine months of 2004 compared to the same period in 2003 as the Asian market increased 50.0% and the European market increased 33.7%. The domestic market continues to strengthen also as sales increased 19.8% in North America.

         Consolidated gross profit for the first nine months of 2004 was $62.2 million, versus $39.2 million for the first nine months of 2003, a 58.7% increase. Increased volume led to the improvement in gross margin as increased costs for wages and benefits were offset by productivity improvements and better utilization of capacity.

         Consolidated SG&A expenses for the first nine months of 2004 were $39.5 million, or 21.4% of sales, versus $34.7 million, or 25.0% of sales, for the first nine months of 2003, an increase of 13.8%. In addition to increased wages and employee benefits, legal and professional fees increased approximately 76% from 2003 to 2004 due mainly to increased audit and Sarbanes-Oxley related expenses.

         Consolidated net income for the first nine months of 2004 was $15.6 million, versus $3.3 million for the first nine months of 2003. Interest expense decreased from $701,000 in the first nine months of 2003 to $240,000 in the first nine months of 2004 due to less debt outstanding. The effective tax rate increased from 24.0% in the first nine months of 2003 to 32.0% in the first nine months of 2004 due to the fact that a greater proportion of income was generated in the United States, with a higher corporate income tax rate compared to the locations where income was generated in the first nine months of 2003.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents at September 30, 2004 were $25.9 million compared to $8.4 million at December 31, 2003. Working capital totaled $92.0 million at September 30, 2004 compared to $69.5 million at December 31, 2003.

         Net cash of $26.8 million was provided by operating activities for the nine months ended September 30, 2004 compared to $18.5 million provided by operating activities for the nine months ended September 30, 2003. The Company continued to generate cash from further reductions in overall inventory levels during the first nine months of 2004. However, as sales volume increased, the level of accounts receivable also increased, particularly in the European region where payment terms are generally longer than domestic payment terms.

         Net cash used in investing activities totaled $2.0 million for the nine months ended September 30, 2004. The Company continues to exercise caution with its capital expenditures as it attempts to utilize current capacity during the economic recovery.

         Net cash used in financing activities totaled $8.6 million for the nine months ended September 30, 2004 compared to $19.6 million for the nine months ended September 30, 2003. Because of the decreased capital expenditures, the Company repaid short-term debt during both years.

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

Inventories
-----------

                  The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 79% of total inventories at September 30, 2004 and December 31, 2003, respectively, are priced on the first-in, first-out (FIFO) method. Reserves are recorded for obsolete, excess, and slow-moving inventories based on management's estimates about future demand and market conditions. At September 30, 2004, the Company's inventory balance of $45,426,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $4,210,000. At December 31, 2003, the Company's inventory balance of $48,512,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $3,512,000. If the estimated reserves for obsolete, excess, and slow-moving inventories are not sufficient based on actual future demand, additions to the reserve may be required.

Accounts Receivable
-------------------

                  The Company maintains an allowance for doubtful accounts for trade receivables for which collectability is uncertain. At September 30, 2004 and December 31, 2003, this allowance was approximately $1,029,000 and $886,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its procedures effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

Goodwill
--------

                  SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At September 30, 2004, the Company had $41,558,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company's

2003 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on its estimates, the Company has concluded that there is no impairment of its goodwill as of December 31, 2003. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future. The Company will evaluate its goodwill again for impairment as of October 1, 2004.

Pensions
--------

                  Accounting for the Company's defined benefit pension plan requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2003, the Company determined this rate to be 6.25% and no adjustment to this rate has been made for the nine months ended September 30, 2004. Historically, the Company has assumed that the expected long-term rate of return on plan assets will be 8.00%, and this expected rate of return was used for many years. Because the Company's pension plan assets have earned substantially less than 8.00% in the last two years, the Company reduced the expected long-term rate of return to 7.00% in 2003 and no adjustment has been made for the nine months ended September 30, 2004. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in the discount rate, as well as the effect of differences between the expected return and the actual return on plan assets, have been deferred in accordance with SFAS No. 132 and will ultimately affect future pension expense.

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

Section 404 of the Sarbanes-Oxley Act of 2002
---------------------------------------------

                  Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company's management to perform an evaluation of its internal control over financial reporting and have the Company's independent auditors attest to such an evaluation. Along with many other companies whose fiscal year ends on December 31, the Company must implement these requirements for the first time in connection with the preparation of the Company's annual report for the year ending December 31, 2004. The Company has been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate, and test the systems and processes necessary for compliance. While the Company anticipates that it will be able to comply with these requirements on a timely basis, unforeseen delays may occur that could prevent the Company from achieving timely compliance. If the Company is unable to complete its evaluation on a timely basis and in a satisfactory manner, or if the Company's external auditors are unable to attest on a timely basis to the adequacy of the Company's internal control, the Company may be subject to additional scrutiny surrounding its internal control over financial reporting.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.
------            ---------------------------------------------------------

                  Reference is made to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2003. There has been no material change in the information reported in that report.

Item 4.           Controls and Procedures.
------            -----------------------

                  Evaluation of Disclosure Controls and Procedures

                  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms.

                  Changes in Internal Control Over Financial Reporting

                  There have been no significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) during the three months and nine months ended September 30, 2004 that have materially affected, or are reasonably likely to affect materially, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings.
------            -----------------

                  Reference is made to Part 1, Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
------            -----------------------------------------------------------

                  Not applicable.

Item 3.           Defaults upon Senior Securities.
------            -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
------            ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information.
------            -----------------

                  In order that the Company and its independent auditors have sufficient time to complete their compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, the Company anticipates that the Company's future earnings announcements will be approximately a week before the scheduled filing dates of its quarterly and annual reports with the Securities and Exchange Commission.

Item 6.           Exhibits.
------            ---------

                     Exhibit No.                    Description
                     -----------         ---------------------------------------

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

                         3.2 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

                         31.1            Rule 13a-14(a)/15d-14(a) Certification.

                         31.2            Rule 13a-14(a)/15d-14(a) Certification.

                         32.1            Section 1350 Certification.

                         32.2            Section 1350 Certification.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2004                 PENN ENGINEERING & MANUFACTURING CORP.

                                         By: /s/ Kenneth A.  Swanstrom
                                             -----------------------------------
                                             Kenneth A.  Swanstrom
                                             Chairman of the Board and
                                             Chief Executive Officer


Dated:  November 9, 2004                 By: /s/ Mark W.  Simon
                                             -----------------------------------
                                             Mark W.  Simon
                                             Senior Vice President and
                                             Chief Financial Officer

                     PENN ENGINEERING & MANUFACTURING CORP.


                                  EXHIBIT INDEX


          Exhibit No.                      Description
          -----------         --------------------------------------------------

              3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q Quarterly Report for the period ended March 31, 2001.)

              3.2 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

              31.1            Rule 13a-14(d)/15d-14(a) Certification.

              31.2            Rule 13a-14(d)/15d-14(a) Certification.

              32.1            Section 1350 Certification.

              32.2            Section 1350 Certification.