Form 10-K
period 2004-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2005-03-16
CIK 77106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______

Commission file number 1-5356

PENN ENGINEERING & MANUFACTURING CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-0951065

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

P.O. Box 1000, Danboro, Pennsylvania	18916

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (215) 766-8853

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value	New York Stock Exchange
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑.   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act 1934). Yes ☑.   No ☐.

As of June 30, 2004, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $290,100,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 14,505,028 shares of Common Stock and 3,350,164 shares of Class A Common Stock outstanding on March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PENN ENGINEERING & MANUFACTURING CORP.

(i)

PART I

     Item 1. Business.

     (a) General Development of Business.

     Penn Engineering & Manufacturing Corp., a Delaware corporation (the “Company”), was incorporated in 1942. The primary businesses of the Company are:

•	The development, manufacture, and sale, through the Company’s PennEngineering Fastening Technologies division (“Fastening Technologies”), of PEM® self-clinching and broaching fasteners, automatic insertion equipment for such fasteners sold under the PEMSERTER® trademark, inserts for plastics sold under the SI® trademark, small screw insertion systems sold under the StickScrew® trademark, and blind-threaded inserts sold under the Atlas® trademark;

•	The development, manufacture, and sale through the Company’s PennEngineering Motion Technologies division (“Motion Technologies”), of permanent magnet brush-commutated dc motors under the Pittman® brand and Lo-Cog® trademark, electronically commutated brushless dc servomotors under the Elcom® trademark, and stepper, brush, and brushless dc motors under the MAE™ trademark; and

•	The distribution of fasteners and other components utilized by original equipment manufacturers (“OEMs”) and the provision of comprehensive logistical and inventory management services, through Arconix Group, Inc. and its subsidiaries (“Arconix Group”).

     On January 17, 2005, the Company announced that it has entered into a definitive merger agreement (the “Merger Agreement”) whereby the Company will be acquired by PEM Holding Co., an affiliate of Tinicum Capital Partners II, L.P., a New York-based private investment partnership, in a cash transaction.

     Under the terms of the Merger Agreement, stockholders of the Company will receive $18.25 in cash for each share of the Company’s Common Stock and Class A Common Stock. The market value of the transaction is expected to be approximately $330 million. The transaction is expected to be completed in the first half of 2005.

     A special committee of the Company’s Board of Directors consisting of the Company’s independent directors (the “Special Committee”) unanimously recommended to the Company’s full Board of Directors that it approve and authorize the Merger Agreement and the transactions contemplated thereby. The Company’s Board of Directors unanimously determined that the merger is fair to and in the best interests of the Company’s stockholders and that the merger is advisable, and approved and authorized the Merger Agreement and the related merger and resolved to recommend approval and adoption of the Merger Agreement and the related merger by holders of the Company’s Class A Common Stock. The obligations of the parties to the Merger Agreement to complete the merger are subject to various conditions including PEM Holding Co. or its wholly owned subsidiary having received the proceeds of a financing under a signed financing commitment letter. Upon termination of the Merger Agreement under specified circumstances, the Company has agreed to pay PEM Holding Co. a termination fee of $10.0 million and reimburse PEM Holding Co. up to $5.0 million for costs and expenses.

     Kenneth A. Swanstrom, the Company’s Chairman of the Board and Chief Executive Officer, Daryl L. Swanstrom, a director, and the Swanstrom family trusts, of which Kenneth A. Swanstrom and Daryl L. Swanstrom are the principal beneficiaries, who in the aggregate own 53.1% of the outstanding shares of the Company’s Class A Common Stock, have agreed with PEM Holding Co., if requested by PEM Holding Co., to grant PEM Holding Co. a proxy to vote shares representing approximately 49% of the outstanding shares of Class A Common Stock in favor of the Merger Agreement and the related merger and, unless PEM Holding Co. votes such shares directly pursuant to a proxy, to vote these shares in favor of the Merger Agreement and the related merger.

     (b) Financial Information About Industry Segments.

     The answer to this item is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements “Financial Reporting for Business Segments of the Company” included in Item 8 of this Form 10-K Annual Report.

     (c) Narrative Description of Business.

     Fastening Technologies is the world’s leading manufacturer of self-clinching fasteners, which are used principally by the computer, data communications, telecommunications, general electronics, automotive, and avionics industries. PEM® self-clinching fasteners were first developed by the Company’s founder in 1942. Self-clinching fasteners become an integral part of the material in which they are installed and provide a reliable means of attaching components to sheet metal and other thin materials. Typical applications for the Company’s fastener products include personal computers, computer cabinetry, power supplies, instrumentation, telecommunications equipment, and certain automobile components, such as air bags, sun roofs, and windshield wipers.

     The Company’s fasteners are primarily used by sheet metal fabricators, which utilize the Company’s fasteners to produce sub-assemblies for OEMs. Both OEMs and their subcontractors seek fastening solutions that provide lower total installed cost and high reliability, thereby lowering production and service costs. The Company’s application engineers, its distributors, and its independent distributors continually work in close collaboration with OEMs and their subcontractors early in the design process to determine appropriate fastener applications and to engineer fastening solutions. This collaboration often results in OEMs specifying the Company’s fasteners in their products. Self-clinching fasteners generally compete against loose hardware, such as nuts and bolts. Even though the Company’s fasteners typically sell at a premium to loose hardware, its fasteners generally result in lower overall manufacturing costs.

     Fastening Technologies also manufactures and sells manual and automated presses for fastener installation under the PEMSERTER® trademark, small screw insertion systems sold under the StickScrew® trademark, and blind-threaded inserts sold under the Atlas® trademark. The rapid and accurate installation provided by PEMSERTER® presses, together with the Company’s broad range of fastener products, provides the Company’s customers with a complete fastening system.

     Motion Technologies, under the Pittman® and Lo-Cog® trademarks, produces high-quality, high-performance, permanent magnet dc motors and electronically commutated brushless dc servomotors used in light-weight precision electronics, medical, and manufacturing applications such as archival storage, printing, copying, robotics, and medical diagnostic equipment and centrifuges, and, under the MAE trademark, produces high quality, high performance stepper, brush, and brushless dc motors serving similar applications and markets in Europe and Asia. Motion Technologies’ broad range of products are typically adapted to the specific requirements of individual customers.

     Arconix Group is a global distribution organization that offers a single source of supply for fastening and electronic hardware products and other components utilized by OEMs and their subcontractors. Arconix Group also provides a broad range of logistical and on-site inventory management services.

     The following table sets forth information with respect to the percentage of total sales attributable to each of the Company’s principal segments that accounted for 10% or more of consolidated revenues in each of the fiscal years ended December 31, 2002, 2003, and 2004:

	Percentage of Total Sales
Year Ended
December 31,	Fasteners	Motors	Distribution
2002	51%	21%	28%
2003	50	23	27
2004	53	21	26

     The Company’s fastener products are sold through a worldwide network of approximately 60 authorized independent distributors located in approximately 40 countries, including the Company’s own subsidiaries in California, China, England, Singapore, and Mexico. Many of the independent distributors and engineering representative organizations have been affiliated with the Company for more than 20 years. The Company’s independent distributors, which maintain their own inventories of the Company’s products, typically sell other complementary industrial components. The Company’s return allowances, which are made through the exchange of inventory, have generally averaged less than 1% of sales. The Company supplies its customers and distributors through warehouses in: Oxnard, California; Shanghai, China; Doncaster, England; Singapore; and Guadalajara, Mexico, in addition to maintaining inventory at its facilities in Danboro, Pennsylvania, Winston-Salem, North Carolina, and Kent, Ohio.

     Domestic and European sales of the Company’s motor products are made through independent sales representatives and authorized independent distributors.

     During the year ended December 31, 2004, conditions in the domestic market for fasteners continued to be highly competitive. It is not possible to determine with accuracy the relative competitive position of Fastening Technologies in the market for self-clinching, broaching, and insert fasteners. The Company believes that Fastening Technologies has maintained its market share during 2004. Approximately ten other companies are known to be competing with the Company in the manufacture and sale of such fasteners, some of which also manufacture products other than self-clinching, broaching, and insert fasteners.

     The Company also believes that Motion Technologies has maintained its competitive position in the dc motor market in 2004, and that Arconix Group has maintained its competitive position in the distribution and inventory management services arena in 2004.

     Among Fastening Technologies’ principal customers for fasteners and PEMSERTER® presses are manufacturers of business machines, personal computers, computer peripherals, electronic and communications equipment, electrical equipment, industrial controls instrumentation, vending machines, automotive subcontractors, and other fabricated metal products. Motion Technologies’ principal customers for the dc motors, servomotors, and stepper motors are manufacturers of mass data storage units, automated production equipment, instruments, computer peripherals, business machines, medical equipment and textile industry equipment. Arconix Group’s customers are generally the same as those of Fastening Technologies. In the opinion of the Company, no material part of its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Company. For the year ended December 31, 2004, sales to one of the Company’s authorized distributors totaled approximately $25,887,000, or approximately 11% of the Company’s 2004 consolidated net sales. For the year ended December 31, 2003, sales to the same distributor totaled approximately $18,900,000, or approximately 10% of the Company’s 2003 consolidated net sales. For the year ended December 31, 2002, there were no sales to any one customer that exceeded 10% of the Company’s 2002 consolidated net sales.

     As of December 31, 2004, the Company had an order backlog of $87,243,000 compared with $79,498,000 as of December 31, 2003. The Company estimates that substantially all of its backlog as of December 31, 2004 will be shipped during its fiscal year ending December 31, 2005.

     The raw materials used by the Company are generally available in adequate supply.

     The Company holds a number of patents and trademarks, and has patent applications pending in the United States and various foreign countries. Management believes, however, that the Company’s business is not materially dependent on any patent or group of patents. The principal trademarks of the Company are registered in the United States and various foreign countries.

     Research and development is carried on by the operating personnel of the Company on a continuing basis. The amounts expended for research and development for the fiscal years ended December 31, 2002, 2003, and 2004 were approximately $4,342,000, $4,570,000, and $4,728,000, respectively.

     The Company believes that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Company.

     As of December 31, 2004, 1,361 persons were employed by the Company, or 94 more than were employed as of December 31, 2003. The Company believes that its labor rates are comparable to those of its competitors and that the Company’s relations with its employees are good. The Company does not consider its business to be seasonal in any material respect, nor is any material portion of the Company’s business subject to the renegotiation of profits or termination of contracts at the election of the Government.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales.

     The answer to this Item is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements “Financial Reporting for Business Segments of the Company” included in Item 8 of this Form 10-K Annual Report.

     Approximately 37% of the Company’s foreign sales in 2004 were payable in U.S. dollars. Of the remaining foreign sales, sales by certain of the Company’s wholly owned subsidiaries are denominated as follows: (i) sales in the United Kingdom and Western Europe through Arconix/UK Ltd. and PennEngineering Fastening Technologies (Europe) Ltd. are denominated in pounds sterling, U.S. dollars, and Euros; (ii) sales in the Pacific Rim through Arconix/Singapore Pte Ltd. and Arconix Fastening & Inventory Management Solutions (Shanghai) Co., Ltd. are denominated in Chinese yuan, Singapore dollars, and U.S. dollars; and (iii) sales in Mexico through Arconix/Mexico, S. de R.L. de C.V., are denominated in Mexican pesos and U.S. dollars.

     (e) Available Information.

     The Company maintains an Internet web site at http://www.penn-eng.com and makes available free of charge on or through the web site its Annual Report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “Commission”). The Company is in compliance with the requirements of the New York Stock Exchange to make available on the Company’s website and in printed form upon request the Company’s Code of Business Conduct and Ethics and the respective charters of its Audit, Compensation, and Nominating/Corporate Governance Committees.

Risk Factors

     Many of the Company’s customers are in cyclical industries, and their purchases from the Company may decline substantially during periods of economic slowdown.

     A majority of the Company’s revenues are derived from customers and OEMs that are in industries and businesses that are cyclical in nature and subject to change in general economic conditions, such as business machines, personal computers, computer peripherals, electronic and communications equipment, and other electronic equipment. Demand for the Company’s products is affected by the business success of the Company’s OEM and indirect customers who purchase products from those OEM customers. General economic or industry-specific downturns, particularly such as those in the telecommunication and datacommunications industries, have had, and in the future could have, a material adverse effect on the Company and its business, results of operations, and financial condition.

     The Company’s foreign operations are subject to numerous risks, including currency fluctuations and other risks that may impact the Company’s results of operations.

     Foreign sales accounted for approximately 39% of the Company’s 2004 consolidated sales. Because approximately 63% of the Company’s foreign sales and expenses were incurred in foreign currencies, the Company’s operations have been and may continue to be affected by fluctuations in currency exchange rates. Furthermore, currency fluctuations may cause reported sales to fluctuate from period to period regardless of the fluctuation in the volume of such sales in foreign currencies. From time to time, the Company purchases forward foreign currency exchange contracts to attempt to insulate the Company from the impact of foreign currency exchange rate fluctuations.

     Foreign sales are subject to numerous other risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, the imposition of product tariffs, and the burdens of complying with a wide variety of international and U.S. export laws.

Forward-Looking Statements

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995, are made throughout this Form 10-K. The Company’s results may differ materially from those set forth in the forward-looking statements. Forward-looking statements are based on management’s current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in demand in markets served by the Company, particularly the computer and telecommunications markets, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations. The forward-looking statements contained in this Form 10-K reflect the Company’s views and assumptions only as of the date of this Form 10-K. Except as required by law, the Company does not intend to, and assumes no responsibility for, updating any forward-looking statements. The Company qualifies all of its forward-looking statements by these cautionary statements.

Item 2. Properties.

     The Company’s principal plants and offices, all of which (other than the Singapore, China, and Mexico offices) are owned by the Company, were as follows at December 31, 2004:

Location	Size of Facility	Use of Facility
Danboro, Pennsylvania	230,000 sq. ft building on 107 acres	Executive offices and manufacture of fasteners

Winston-Salem, North Carolina	120,000 sq. ft. building on 16.3 acres; and 58,280 sq. ft. building on 6 acres	Manufacture of fasteners

Kent, Ohio	75,000 sq. ft. building on 10 acres	Manufacture of fasteners

Galway, Ireland	55,000 sq. ft. building on 2 acres	Manufacture of fasteners

Pipersville, Pennsylvania	51,000 sq. ft. building on 10 acres	Manufacture of installation presses and tooling

Harleysville, Pennsylvania	58,000 sq. ft. building on 6 acres	Manufacture of dc motors

Location	Size of Facility	Use of Facility
Offanengo, Italy*	129,000 sq. ft. building on 8 acres	Manufacture of dc motors

Oxnard, California	30,600 sq. ft. building on 2 acres	Office and warehouse for the distribution of fasteners and related components

Doncaster, England	33,250 sq. ft. building on 5 acres	Office and warehouse for the distribution of fasteners and related components

*	Pursuant to the stock purchase agreement between an affiliate of the Company and the seller by which Maelux SA and its sole operating company, M.A.E. S.p.A. of Offanengo, Italy, were acquired by the Company, the seller has purportedly exercised the option to purchase this facility and property, which purchase is scheduled to close in February 2006. Upon the closing of the purchase, the Company will have the option of renting the facility and the property for a term of one year.

     The Company also has leased 8,000 sq. ft. of office and warehouse space in Shanghai, China, 9,758 sq. ft. of office and warehouse space in Guadalajara, Mexico, and 7,000 sq. ft. of office and warehouse space in Singapore. The Company carries fire, casualty, business interruption, and public liability insurance for all of its facilities in amounts which it deems adequate.

Item 3. Legal Proceedings.

     As of March 14, 2005, the Company is aware that four complaints have been filed in the Delaware Court of Chancery against the Company and each of its directors. One of the complaints also names Tinicum Capital Partners II, L.P. and PEM Holding Co. as co-defendants. The complaints purport to be class actions filed on behalf of holders of the Company’s Common Stock arising from certain alleged actions by the Company and its directors in connection with the proposed merger of the Company with an affiliate of Tinicum Capital Partners II, L.P. The complaints include various allegations that: each of the defendants breached and/or aided and abetted the other defendants' breaches of fiduciary duties of loyalty, due care, candor, good faith and fair dealing; that the director defendants spent substantial effort tailoring the structural terms of the merger to meet the specific needs of Tinicum Capital Partners II, L.P. to ensure the sale of the Company to it on preferential terms instead of attempting to obtain the highest price reasonably available for the Company and its stockholders, which was subversive to the interests of the public stockholders of the Company; the directors structured and approved the transaction in contravention of the Company’s restated certificate of incorporation, agreeing to provisions in agreements that effectively preclude a competing bid and approving an acquisition that favors insiders to the detriment of the Company’s public stockholders, including the price per share offered to the holders of the Company’s Common Stock; and the defendants failed to provide material information concerning the transaction to the Company’s public stockholders. The complaints seek equitable relief in the form of an injunction enjoining the consummation of the merger or, if the merger is consummated to the detriment of the public stockholders, then rescission of the transaction or unspecified damages, in addition to costs and disbursements, including reasonable attorneys’ and experts’ fees.

     The Company is in the process of preparing responses to these complaints, and the time for the Company to respond to these complaints has not yet expired.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

     The Company’s Common Stock (non-voting), par value $0.01 per share, is traded on the New York Stock Exchange under the symbol “PNN.” The Company’s Class A Common Stock (voting), par value $0.01 per share, is traded on the New York Stock Exchange under the symbol “PNNA.” As of March 1, 2005, there were approximately 540 holders of record of the Company’s Common Stock and 300 holders of record of the Company’s Class A Common Stock.

     The following table shows, for the quarters indicated, the high and low closing sales prices of the Company’s Common Stock and Class A Common Stock as reported by the New York Stock Exchange and the dividends declared on the Company’s Common Stock and Class A Common Stock.

	Class A
	Common Stock		Common Stock		Dividends
	High	Low	High	Low	Declared per Share
2003
First Quarter	$11.31	$10.85	$11.77	$10.25	$0.06
Second Quarter	13.61	10.80	15.35	11.95	0.06
Third Quarter	15.50	11.50	17.16	12.80	0.06
Fourth Quarter	17.25	13.80	19.25	15.43	0.06
2004
First Quarter	$17.59	$12.50	$19.80	$14.00	$0.06
Second Quarter	18.27	13.99	21.44	15.47	0.07
Third Quarter	18.45	14.40	21.58	17.16	0.07
Fourth Quarter	16.85	14.20	20.18	16.75	0.07
2005
First Quarter (through February 15, 2005)	$18.24	$14.88	$18.34	$17.75	—

     The Merger Agreement prevents the Company from declaring or paying any additional dividends on its Common Stock and Class A Common Stock before completion of the merger.

Item 6. Selected Financial Data.

	Years Ended December 31,
(Dollars in thousands except per share amounts)	2004	2003	2002	2001	2000
Net sales	$240,862	$190,747	$150,801	$188,178	$264,563
Cost of products sold	160,611	136,292	104,219	129,420	171,100
Provision for income taxes	8,691	1,542	326	3,063	13,175
Net income	18,467	4,883	3,987	9,280	27,464
Capital expenditures	3,429	3,386	2,816	13,083	13,174
Depreciation and amortization	10,484	10,587	10,931	11,710	10,518

Total assets	253,481	236,124	224,979	228,826	209,996

Long-term debt	2,819	3,173	—	12,000	—
Stockholders’ equity	216,758	191,600	183,217	180,426	176,288

Working capital	$99,782	$69,508	$76,022	$80,545	$78,536

Number of employees (at year end)	1,361	1,267	1,166	1,344	1,657

Number of stockholders of record (at year end):
PNN	542	575	591	510	487

PNNA	304	329	347	355	373

Average number of common shares outstanding used to compute per share information (in thousands) (1):

Basic	17,672	17,439	17,375	17,268	17,152

Diluted	17,966	17,657	17,605	17,647	17,424
Per share information (1):
Net income — basic	$1.04	$.28	$.23	$.54	$1.60

Net income — diluted	1.03	.28	.23	.53	1.58
Stockholders’ equity	12.14	10.93	10.54	10.45	10.28
Dividends declared	.27	.24	.28	.32	.26

(1)	Share and per share information is adjusted to reflect a two-for-one stock split on May 1, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s discussion and analysis of results of operations and financial condition provides an account of the Company’s financial performance and financial condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Consolidated Results

•	Business Segment Results

•	Liquidity and Capital Resources

•	Accounting Policies and Estimates

•	Forward-Looking Statements

Consolidated Results

     Overview

     The following tables set forth for the periods indicated certain information derived from the Company’s consolidated statements of income expressed in dollars and as a percentage of total net sales.

	Years Ended December 31,
	2004		2003		2002
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%
NET SALES:
United States	$145,874	60.6%	$113,908	59.7%	$101,268	67.2%
Foreign	94,988	39.4	76,839	40.3	49,533	32.8

Total	$240,862	100.0%	$190,747	100.0%	$150,801	100.0%

Gross Profit	$80,251	33.3%	$54,455	28.5%	$46,582	30.9%
Selling, general, and administrative expenses	53,566	22.2	47,989	25.2	42,188	28.0
Operating income	26,685	11.1	6,466	3.3	4,394	2.9
Net income	18,467	7.7	4,883	2.6	3,987	2.6

               2004 vs. 2003

     Consolidated net sales increased 26.3% from 2003 to 2004 as a result of the strong business recovery that began in 2003 and continued throughout 2004. Increased volume accounted for the majority of this increase; however, average selling prices also increased for both fasteners and motors due to price increases as a result of higher material and transportation costs. The weaker dollar overseas also contributed somewhat to the Company’s sales increase.

     Consolidated gross profit increased 47.4% from 2003 to 2004. As a percentage of sales, consolidated gross margins increased from 28.5% in 2003 to 33.3% in 2004. Increased volume led to the improvement in gross margin as increased costs for wages and benefits were offset by productivity improvements and better utilization of capacity.

     Consolidated selling, general, and administrative (“SG&A”) expenses for 2004 increased 11.6% from 2003 to 2004; however, as a percent of sales, SG&A decreased from

25.2% in 2003 to 22.2% in 2004. Legal and professional fees increased 110.5% from 2003 to 2004 due mainly to increased audit and expenses related to the implementation of the requirements under the Sarbanes-Oxley Act of 2002 and increased legal expenses relating to the proposed merger transaction.

     Because of the Company’s continued strong cash position during 2004, the Company repaid all domestic debt, which decreased interest expense. Interest income increased during the year due to increased cash on hand, and the Company benefited from the weaker dollar overseas. The Company’s effective tax rate increased to 32% due to the fact that a greater proportion of income was generated in the United States, with a higher corporate income tax rate compared to the locations where income had been generated in 2003.

               2003 vs. 2002

     Consolidated net sales increased 26.5% from 2002 to 2003. Business conditions improved in 2003 for all Company business segments and in all regions. In the United States, economic trends were positive, and that region continued to be the Company’s largest revenue producer. Sales volume increased in all business segments while average selling prices increased slightly as a result of the weaker dollar. M.A.E. S.p.A. (now called PennEngineering Motion Technologies (Europe) Srl), which the Company acquired on February 5, 2003, contributed $9.7 million of revenue in 2003 and helped to increase the Company’s percentage of foreign sales to 40% of consolidated net sales.

     Consolidated gross profit increased 16.9% from 2002 to 2003. As a percentage of sales, however, consolidated gross margins decreased from 30.9% in 2002 to 28.5% in 2003. All business segments experienced increases in wages and employee benefit costs that contributed to the decline in gross margin percentage. The cost for employee medical insurance increased 17.8% from 2002 to 2003, while the cost for the Company’s contribution to employee retirement plans increased 26.4%.

     Consolidated SG&A expenses for 2003 increased 13.8% from 2002 to 2003; however, as a percent of sales, SG&A decreased from 28.0% in 2002 to 25.2% in 2003. In addition to the increased cost for wages and benefits as mentioned above, software and hardware rental and maintenance costs increased 15.0% and insurance costs increased 23.1% from 2002 to 2003.

     Because of the Company’s continued strong cash position during 2003, approximately $17.8 million of debt was repaid, which resulted in a decrease in interest expense from $845,000 in 2002 to $782,000 in 2003. In addition, the weaker dollar resulted in increased currency gains of approximately 37% from 2002 to 2003. The Company’s effective tax rate, which was unusually low in 2002 due to an increased tax benefit from foreign-source income, increased to 24%, resulting in an increase in the provision for income taxes from $326,000 in 2002 to $1.5 million in 2003.

Business Segment Results

     Overview

     The Company operates in three reportable business segments. The Company’s Fastening Technologies segment, which accounted for 53% of consolidated net sales in 2004, includes the operations of PEM Fastening Systems, PennEngineering Technologies, (Europe) Ltd., and Atlas Engineering, Inc. This segment manufactures and sells PEM® brand and Atlas® brand fasteners, and PEMSERTER® fastener insertion machines. The Company’s Motion Technologies segment, which accounted for 21% of consolidated net sales in 2004, consists of the Pittman operation, which manufactures and sells Pittman® brush and brushless dc motors, and the PennEngineering Motion Technologies (Europe) Srl operation in Offenango, Italy, which manufactures and sells brush, brushless, and stepper dc motors. The Company’s Distribution segment, which accounted for 26% of consolidated net sales in 2004, consists of the Arconix Group, which sells a portion of the Company’s own manufactured products as well as complementary products from other manufacturers.

     In total, the sale of fasteners and fastener-related products, including Arconix Group products, accounted for 79.0% of total product sales in 2004 compared to 77.5% in 2003 and 79.1% in 2002. Of the total 2004 fastener sales, telecommunications, datacommunications, and computer markets accounted for 49%, automotive markets accounted for 13%, industrial markets accounted for 24%, and the remaining balance was distributed among other markets including medical, security, networking, and gaming. Motors are marketed in North America and Europe primarily through independent distributors and sales representatives. Of the total 2004 motor sales, data storage markets accounted for 25%, medical/biotech markets accounted for 20%, robotic markets accounted for 18%, electronic equipment markets accounted for 15%, and the balance was distributed among other markets including industrial automation, transportation, hobbyist, and other commercial and industrial products.

     The following tables set forth for the periods indicated certain segment information derived from the Company’s consolidated statements of income expressed in dollars and as a percentage of total net sales. Segment net income before taxes is segment net sales less segment costs and expenses, including an allocation of certain corporate expenses and excluding interest expense, certain other income and expenses and income taxes. Certain functions including payroll, information services, human resources, treasury, benefits administration, marketing, and general administration are centralized at the Company’s corporate office. Allocations of corporate expenses are made to specific segments when either a direct expense was incurred by the corporate office for a specific segment or a segment received general services that it would have otherwise incurred on a stand-alone basis. Any corporate expenses that do not meet these criteria are presented in the table below as unallocated corporate expenses.

	Years Ended December 31,
	2004		2003		2002
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
NET SALES:
Fastening Technologies	$127,848	53.1%	$96,030	50.3%	$77,581	51.5%
Distribution	62,403	25.9	51,871	27.2	41,644	27.6
Motion Technologies	50,611	21.0	42,846	22.5	31,576	20.9

Total	$240,862	100.0%	$190,747	100.0%	$150,801	100.0%

NET INCOME BEFORE TAXES:
Fastening Technologies	$32,041	13.3%	$11,517	6.0%	$5,254	3.5%
Distribution	3,114	1.3	1,746	0.9	1,769	1.2
Motion Technologies	3,242	1.3	2,151	1.1	1,946	1.3
Unallocated Corp. Exp.	(10,540)	(4.4)	(8,338)	(4.4)	(3,444)	(2.3)
Interest Expense	(272)	(0.1)	(782)	(0.4)	(845)	(0.6)
Other Income (Expense)	(427)	(0.2)	131	0.1	(367)	(0.2)

Net Income Before Taxes	$27,158	11.2%	$6,425	3.3%	$4,313	2.9%

     Fastening Technologies

               2004 vs. 2003

     Within the Fastening Technologies segment, sales volume to outside customers increased 26.9% in 2004 from 2003, while the average selling price increased approximately 4.7%. This segment continues to benefit from the improved economy, especially in the gaming, security, and medical markets as well as the segment’s traditional telecommunications and datacommunications markets. In addition, a 2.0% price increase went into effect on January 1, 2004 as well as an additional 2.0% surcharge in May 2004 on selected products to cover additional raw material cost increases. The segment’s sales into Europe benefited from the weaker U.S. dollar. Gross profit increased 72.2% in 2004 compared to 2003 due to increased volume which led to greater plant and machinery utilization without corresponding increases in fixed costs. SG&A expenses increased 8.5% in 2004 from 2003 due mainly to wage increases (approximately 3.5%) and increases in certain benefits costs. Segment net income before income tax increased 178.2% primarily as a result of increased sales volume.

               2003 vs. 2002

     Within the Fastening Technologies segment, sales volume to outside customers increased 21.6% in 2003 from 2002, while the average selling price increased approximately 4.3%. As the business climate improved in all markets served by the Company, distributors gradually replenished inventory levels. The Company’s average selling price increased mainly as a result of the weaker dollar. Gross profit increased 26.1% in 2003 compared to 2002. The segment was able to maintain its gross profit margins in spite of increasing wage and benefits costs through productivity improvements as well as increased plant and machinery utilization. In addition, the segment was able to satisfy the increasing global demand for its products in Europe and Asia as well as lower costs by utilizing its Ireland production facility as well as outsourcing some manufacturing to sources within Asia. SG&A expenses remained level from 2002 to 2003 leading to a 119.2% increase in segment net income before income tax in 2003 from 2002.

     Motion Technologies

               2004 vs. 2003

     The Motion Technologies segment’s net sales to outside customers increased 18.1% in 2004 compared to 2003. The number of motors sold from the Pittman operation increased 12.9% in 2004 from 2003, while the average selling price increased 9.9%. An average price increase of 5% was effective January 1, 2004. Motor sales from PMT Europe increased 8.7% in 2004 from 2003. Gross profit increased 23.7% in 2004 from 2003 due to the volume and price increase as well as increased sales of higher margin brushless motors. SG&A expenses increased 18.8% from 2003 to 2004 due mainly to increased commission expense (up 20.4%) and increased advertising and marketing expense (up 23.9%) as well as increases in wages and certain benefits costs. Segment net income increased 50.7% in 2004 from 2003.

               2003 vs. 2002

     The Motion Technologies segment’s net sales to outside customers increased 35.7%. Sales from this segment’s most recent acquisition (PMT Europe, formerly MAE) amounted to $9.7 million, or approximately 85.8% of the total sales increase. The number of motors sold from the Pittman operation increased 6.4% in 2003 from 2002, while the average selling price remained the same. This segment’s gross profit increased 16.7% in 2003 from 2002. The segment was unable to realize the full effect of planned savings from outsourcing certain sub-assemblies that would have offset the wage and benefits increases. As a result, gross margins declined from 28.3% of sales in 2002 to 24.1% of sales in 2003. SG&A expenses increased 18.0% in 2003 from 2002 due to the acquisition of PMT Europe. Segment net income increased 10.5% from 2002 to 2003.

     Distribution

               2004 vs. 2003

     Within the Distribution segment, net sales to outside customers increased 20.3% in 2004 from 2003. By geographic region, sales in North America (approximately 42.8% of total segment sales in 2004) increased 12.2% in 2004 from 2003, sales in Europe (approximately 18.7% of total segment sales in 2004) increased 23.4% in 2004 from 2003, and sales in the Asia-Pacific region (approximately 38.5% of total segment sales in 2004) increased 29.2% in 2004 from 2003. All regions experienced favorable market conditions with the weaker dollar helping to increase international sales. Gross profit increased 14.4% in 2004 compared to

2003. Gross profit was negatively affected in 2004 by increased transportation costs as well as increased provisions for slow-moving and obsolete inventory. SG&A expenses increased 8.5% in 2004 from 2003 due mainly to increased wage and benefits costs. Segment net income increased 78.4% in 2004 from 2003. This segment recorded a $261,000 foreign currency gain in 2004 versus a $153,000 foreign currency loss in 2003.

               2003 vs. 2002

     Within the Distribution segment, net sales to outside customers increased 24.6% in 2003 from 2002. By geographic region, sales in North America (approximately 46.0% of total segment sales in 2003) increased 6.6% in 2003 from 2002, sales in Europe (approximately 18.3% of total segment sales in 2003) increased 13.4% in 2003 from 2002, while sales in the Asia-Pacific region (approximately 35.7% of total segment sales in 2003) increased 69.9% in 2003 from 2002. This segment benefited from increased ordering activity in both the computer market in Asia and the automotive market in Europe. Gross profit increased 10.7% in 2003 compared to 2002. The gross profit margin as a percent of sales however decreased from 28.2% in 2002 to 25.1% in 2003 as increased freight and duty costs as well as inventory reserve adjustments negatively impacted gross profit. SG&A expenses increased 8.9% in 2003 from 2002 due to increased wages and benefits as well as increased costs to bring the Shanghai, China distribution facility into full operation including implementation of the Company’s distribution software system in both Singapore and China. Segment net income declined slightly in 2003 compared to 2002.

Unallocated Corporate Expenses

     2004 vs. 2003

     Unallocated corporate expenses increased 26.4% in 2004 from 2003 (approximately 4.4% of consolidated net sales in both years). Legal and professional expenses increased 110.5% in 2004 from 2003 and other public company related expenses such as registration fees, directors fees, and compliance fees increased 43.2% during the same period due primarily to expenses related to compliance with the requirements of the Sarbanes-Oxley Act of 2002 as well as expenses incurred relating to the proposed merger of the Company. The expenses in these two areas accounted for $1,500,000 of the total $2,202,000 increase in unallocated corporate expenses in 2004 from 2003.

     2003 vs. 2002

     Unallocated corporate expenses increased $4,894,000, or 142.1%, in 2003 from 2002. The primary reason for this increase was a change in the method of allocating corporate expenses in 2003. As stated above, allocation of corporate expenses are made to specific segments when either a direct expense was incurred by the corporate office for a specific segment or a segment received general services that it would have otherwise incurred on a stand-alone basis. Prior to 2003, other corporate expenses not meeting these criteria (mainly wages and benefits of employees including executive officers) were also allocated to segments. This change resulted in an allocation decrease of $2,103,000 in 2003 from 2002. Also contributing to the increase in 2003 from 2002 was an additional $1,237,000 of unallocated benefit expenses relating to bonuses, workers compensation, and medical insurance. Finally, the difference between the intercompany profit in inventory elimination amount in 2003 compared to 2002, which is also part of the unallocated corporate expenses, amounted to a $943,000 increase in expenses in 2003.

Liquidity And Capital Resources

     Cash and cash equivalents at December 31, 2004 were $32.9 million compared to $8.4 million at December 31, 2003. Working capital totaled $99.8 million at December 31, 2004 compared to $69.5 million at December 31, 2003.

     Net cash of $32.7 million was provided by operating activities for the year ended December 31, 2004 compared to $21.2 million provided by operating activities for the year ended December 31, 2003. The Company continues to generate cash from further reductions in overall inventory levels.

     Net cash used in investing activities totaled $1.5 million for the year ended December 31, 2004 compared to $14.0 million for the year ended December 31, 2003. The Company spent $3.4 million for capital additions in both 2003 and 2004, the majority of which was for machinery upgrades and additions at the Company’s fastener manufacturing facilities in Ireland and the United States. The Company also sold its former manufacturing site in Virginia in 2004 for $1.9 million.

     Net cash used in financing activities totaled $7.9 million for the year ended December 31, 2004 compared to $20.1 million for the year ended December 31, 2003. Because of the decreased capital expenditures and its strong cash position, the Company repaid bank debt in both years. The Company’s strong cash and working capital position have allowed for the payment of cash dividends of $4.6 million for the year ended December 31, 2004.

     The Company’s principal contractual obligations are the repayment of its bank debt, the planned funding of its defined benefit pension plan, and the payment of operating lease commitments covering certain automobiles, office space, and office equipment. The following table represents the expected significant contractual cash obligations of the Company as of December 31, 2004.

Contractual
Cash
Obligations	Total	Due in 2005	Due in 2006	Due in 2007	Due in 2008	Due in 2009	Thereafter
(Dollars in thousands)
Debt	$4,483	$1,664	$626	$626	$626	$626	$315

Interest	482	199	107	82	57	31	6

Operating Leases	3,473	1,675	1,027	634	126	10	1

Total Contractual Cash Obligations	$8,438	$3,538	$1,760	$1,342	$809	$667	$322

     The Company anticipates that funding of its defined benefit pension plan in 2005 will approximate $7,000,000. The Company has not presented such estimated pension funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. The Company anticipates that existing capital resources and cash flow generated from future operations as well as existing short-term lines of credit will enable it to fully fund the Company’s current level of operations and its planned growth for the foreseeable future.

Accounting Policies and Estimates

     The Company has identified a number of its accounting polices that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management and the effect that changes in those estimates and assumptions could have a material effect on the Company’s financial statements. The following summary describes those critical accounting policies.

     Inventories

     The Company’s domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 76% and 79% of total inventories at December 31, 2004 and 2003, respectively, are priced on the first-in, first-out (FIFO) method. Reserves are recorded for obsolete, excess, and slow-moving inventories based on management’s estimates about future demand and market conditions. At December 31, 2004, the Company’s inventory balance of $46,731,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $5,136,000. At December 31, 2003, the Company’s inventory balance of $48,512,000 was net of a reserve for obsolete, excess, and slow-moving inventory of approximately $3,512,000. If the estimated reserves for obsolete, excess, and slow-moving inventories are not sufficient based on actual future demand, additions to the reserves may be required.

     Accounts Receivable

     The Company maintains an allowance for doubtful accounts for trade receivables for which collectibility is uncertain. At December 31, 2004 and 2003, this allowance was approximately $829,000 and $886,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its processes effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

     Goodwill

     As discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At December 31, 2004, the Company had $45,090,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company’s fiscal 2004 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company’s cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on the Company’s estimates, it has concluded that there is no impairment of the Company’s goodwill. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future.

     Pensions

     The Company accounts for its defined benefit pension plan in accordance with FASB No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” which requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company’s pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2004, the Company determined this rate to be 6.00%. Historically, the Company has assumed that the expected long-term rate of return on plan assets would be 8.00%, and this expected rate of return was used for many years. Because in the last two years pension plan assets have earned substantially less than 8.00%, the Company reduced the expected long-term rate of return to 7.00% in 2003 and no further adjustment was made for 2004. Should the downward trend in return on pension assets continue, future pension expense would likely increase. The net effect of changes in the discount rate, as well as the effect of differences between the expected return and the actual return on plan assets have been deferred in accordance with FASB No. 132 and will ultimately affect future pension expense.

     Derivative Instruments and Hedging

     From time to time, the Company manages risks associated with foreign exchange rates and interest rates with derivative instruments. The Company does not use derivative instruments for trading or speculative purposes and only uses derivatives when there is an underlying exposure. The evaluation of hedge effectiveness is subject to assumptions based on the terms and the timing of the underlying exposures. All derivative instruments are recognized in the Consolidated Balance Sheet at fair value, which is generally based on quoted market prices. At December 31, 2004, no derivative instruments were outstanding.

Forward-Looking Statements

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act under the Private Securities Litigation Reform Act of 1995, are made throughout this Management’s Discussion and Analysis. The Company’s results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management’s current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors such as: changes in laws and regulations, changes in accounting standards, fluctuations in demand in markets served by the Company, particularly the computer and telecommunications markets, fluctuations in the cost and availability of the supply chain resources, and foreign economic conditions, including currency rate fluctuations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company has manufacturing and sales activities in foreign locations. The Company currently manufactures its products in the United States, Ireland, and Italy and sells those products in those markets as well as throughout Europe, North America, and the Asia-Pacific region. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and the Euro, British pound sterling, and Singapore dollar. Generally, when the U.S. dollar strengthens against these foreign currencies, the value of nonfunctional currency sales decreases. When the U.S. dollar weakens, the value of functional currency sales increases.

     To mitigate a portion of the short-term effect of changes in the exchange rate between the U.S. dollar and the Euro and British pound sterling on the Company’s sales, the Company from time to time hedges forecasted sales by entering into foreign exchange contracts. The Company’s risk management objective is to reduce its exposure to the effect of changes in exchange rates on sales revenue over quarterly time horizons. To a certain extent, foreign currency rate movements also affect the Company’s competitive position compared to non-U.S. based competitors. The Company’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk, and not as speculative investments.

     The Company’s financial officers annually approve the outlook for expected currency exchange rate movements, as well as the policy on desired future foreign currency cash flow positions (i.e., long, short, balanced) for those currencies where there is significant activity. These officers receive reports on open foreign currency hedges on a regular basis. Expected future cash flow positions and strategies are continuously monitored. Foreign exchange practices, including the use of derivative financial instruments, are reviewed with the Audit Committee of the Company’s Board of Directors at least annually.

     At December 31, 2004, the Company had no foreign exchange contracts outstanding.

     Considering the forecasted 2005 cash flows from sales denominated in a foreign currency, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected 2005 earnings or cash flows. This analysis is dependent on actual non-functional currency sales during 2005 occurring within at-least 90% of the budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect that this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different from the sensitivity effect mentioned above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others strengthen.

     The fair values of the Company’s bank loans are not significantly affected by changes in market interest rates. The change in fair value of the Company’s long-term debt resulting from a hypothetical 10% change in interest rates is not material.

     Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,893	$8,361
Short-term investments	225	228
Accounts receivable (less allowance for doubtful accounts - 2004, $829; 2003, $886)	37,138	37,629
Inventories	46,731	48,512
Refundable income taxes	1,410	2,129
Other current assets	3,120	1,881

Total current assets	$121,517	$98,740

Property — at Cost:
Land and improvements	9,180	9,112
Buildings and improvements	50,636	48,856
Machinery and equipment	134,815	132,908

Total	194,631	190,876
Less accumulated depreciation	109,872	99,774

Total property — net	84,759	91,102

Goodwill, net	45,090	41,844

Prepaid Pension Cost	1,315	—

Other Assets	800	4,438

Total Assets	$253,481	$236,124

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$8,135	$6,865
Bank debt	1,664	9,042
Dividends payable	1,249	1,052
Accrued expenses:
Profit sharing	1,490	2,104
Payroll and commissions	3,887	3,040
Other	5,310	7,129

Total current liabilities	21,735	29,232

Accrued Pension Cost	—	1,192

Deferred Income Taxes	12,169	10,927

Long-Term Bank Debt	2,819	3,173

Stockholders’ Equity:
Common Stock — authorized 50,000,000 shares of $.01 par value each; issued 15,261,663 shares in 2004 and 14,942,645 shares in 2003	153	150
Class A Common Stock — authorized 10,000,000 shares of $.01 par value each; issued 3,544,050 shares in 2004 and 2003	35	35

	December 31,
	2004	2003
(Dollars in thousands)
Additional paid-in capital	47,354	42,573
Retained earnings	162,590	148,906
Accumulated other comprehensive income	12,712	6,022

Total	222,844	197,686

Less cost of treasury stock - 956,368 shares in 2004 and 2003	(6,086)	(6,086)

Total stockholders’ equity	216,758	191,600

Total Liabilities and Stockholders’ Equity	$253,481	$236,124

See the accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
(Dollars in thousands except share and per share amounts)	2004	2003	2002
Net sales	$240,862	$190,747	$150,801
Cost of products sold	160,611	136,292	104,219

Gross profit	80,251	54,455	46,582
Selling expenses	24,544	22,146	19,621
General and administrative expenses	29,022	25,843	22,567

Operating income	26,685	6,466	4,394

Other income (expense):
Interest income	205	128	322
Interest expense	(272)	(782)	(845)
Other, net	540	613	442

Total other income (expense)	473	(41)	(81)

Income before income taxes	27,158	6,425	4,313
Provision for income taxes	8,691	1,542	326

Net income	$18,467	$4,883	$3,987

Net income per share basic	$1.04	$.28	$.23
Weighted average shares outstanding	17,672,299	17,439,010	17,375,497

Net income per share diluted	$1.03	$.28	$.23
Weighted average shares outstanding	17,672,299	17,439,010	17,375,497
Net effect of dilutive securities	293,859	217,570	229,764

Total shares outstanding used in computing diluted earnings per share	17,966,158	17,656,580	17,605,261

See the accompanying notes to consolidated financial statements.

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands except per
share amounts)

						Accumulated
		Class A	Additional			Other	Total
	Common	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance at December 31, 2001	$147	$35	$39,424	$(5,436)	$149,090	$(2,834)	$180,426
Net income for 2002					3,987		3,987
Decrease in unrealized investment loss reserve						84	84
Foreign currency translation adjustment						3,603	3,603
Unrealized loss on derivative instruments, net						(626)	(626)

Comprehensive income — total							7,048

Dividends declared — $.28 per share					(4,866)		(4,866)
Stock issued under employee stock purchase plan and stock option plan	1		1,258				1,259
Purchase of treasury stock				(650)			(650)

Balance at December 31, 2002	148	35	40,682	(6,086)	148,211	227	183,217
Net income for 2003					4,883		4,883
Increase in unrealized investment loss reserve						(3)	(3)
Foreign currency translation adjustment						6,774	6,774
Unrealized loss on derivative instruments, net						(976)	(976)

Comprehensive income — total							10,678

Dividends declared — $.24 per share					(4,188)		(4,188)
Stock issued under employee stock purchase plan and stock option plan	2		1,891				1,893

Balance at December 31, 2003	150	35	42,573	(6,086)	148,906	6,022	191,600
Net income for 2004					18,467		18,467
Increase in unrealized investment loss reserve						(2)	(2)
Foreign currency translation adjustment						5,090	5,090
Reclassification adjustment for realized losses on derivative instruments, net						1,602	1,602

Comprehensive income — total							25,157

Dividends declared — $.27 per share					(4,783)		(4,783)
Stock issued under employee stock purchase plan and stock option plan	3		4,781				4,784

Balance at December 31, 2004	$153	$35	$47,354	$(6,086)	$162,590	$12,712	$216,758

See the accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$18,467	$4,883	$3,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,481	10,584	10,918
Amortization	3	3	13
Deferred income taxes	78	79	1,592
Foreign currency transaction gains	(312)	(12)	(414)
Loss on disposal of property	1,224	192	31
Loss on disposal of investments	—	—	137
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,341	(7,248)	1,922
Decrease in inventories	2,477	12,075	5,857
Decrease (increase) in refundable income taxes	719	(305)	3,656
(Increase) decrease in other current assets	(1,164)	102	155
Decrease in other assets	478	238	500
Increase (decrease) in accounts payable	987	(192)	(364)
Increase (decrease) in accrued expenses	417	3,341	(1,696)
Decrease in accrued pension costs	(2,507)	(2,586)	(2,156)

Net cash provided by operating activities.	$32,689	$21,154	$24,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(3,429)	(3,386)	(2,816)
Acquisitions of businesses (net of cash acquired)	—	(10,665)	—
Additions to available-for-sale investments	—	—	(46)
Proceeds from sale of available-for-sale investments	—	—	531
Proceeds from sale of property	1,970	31	130

Net cash used in investing activities	(1,459)	(14,020)	(2,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank debt repayments	(8,082)	(17,772)	(4,664)
Issuance of common stock	4,784	1,893	1,259
Dividends paid	(4,586)	(4,178)	(5,210)
Acquisition of treasury stock	—	—	(650)

Net cash used in financing activities	(7,884)	(20,057)	(9,265)

Effect of exchange rate changes on cash	1,186	357	(166)

Net increase (decrease) in cash and cash equivalents	24,532	(12,566)	12,506
Cash and cash equivalents at beginning of year	8,361	20,927	8,421

Cash and cash equivalents at end of year	$32,893	$8,361	$20,927

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the year for:
Income taxes	$8,029	$1,516	$246
Interest	272	782	845

See the accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002

Note 1: Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Penn Engineering & Manufacturing Corp. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Short-Term Investments

     Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Bonds and commercial paper investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. Bonds are stated at amortized cost. Securities not classified as held-to-maturity have been classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The fair value of all securities is determined based upon the current value quoted on public exchanges. Investments are classified as short-term if the maturities at December 31 are less than one year.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     The Company’s domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. Other inventories, representing approximately 76% and 79% of total inventories at December 31, 2004 and 2003, respectively, are priced on the first-in, first-out (FIFO) method, at the lower of cost or market.

Property

     Depreciation is calculated under the straight-line method over the estimated useful lives of the respective assets, generally 3-5 years for tooling and computer equipment, 10-15 years for furniture, fixtures, and machinery, and 25-40 years for buildings. Maintenance and repairs are charged to income and major renewals and betterments are capitalized. At the time properties are retired or sold, the cost and related accumulated depreciation are eliminated and any gain or loss is included in income. As of December 31, 2001, the Company ceased operations at its Suffolk, Virginia fastener manufacturing plant and reclassified the net book value of the building to other assets until its sale in October 2004. The Company received proceeds of $1,874,000 and recorded a pre-tax loss of $325,000 in 2004 on the sale of the land and building.

Goodwill

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142 for its three reporting units, which are the same as its operating segments (Note 13). The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on deposit, cash in excess of daily requirements, which is invested in overnight repurchase agreements, and other interest-bearing accounts withdrawable on a daily basis.

Research and Development Costs

     Research and development costs were $4,728,000, $4,570,000, and $4,342,000 for the years ended December 31, 2004, 2003, and 2002, respectively. All research and development costs are charged to operations as incurred.

Foreign Currency Translation

     The effect of translating the financial statements of the Company’s foreign subsidiaries is recorded as a separate component of other comprehensive income in the consolidated financial statements. All assets and liabilities are translated at year-end exchange rates while all income and expense accounts are translated at weighted average exchange rates for the year.

Use of Estimates

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

Fair Values of Financial Instruments

     At December 31, 2004, the Company had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and long and short-term bank debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short-term nature. Short-term investments include available-for-sale securities whose carrying value approximates fair value based on quoted market prices. The carrying amounts of the bank debt approximate fair value because the interest rates are reflective of rates that the Company would be able to obtain on debt with similar terms and conditions.

Capital Stock

     The Company’s capital stock consists of $.01 par value Common Stock and $.01 par value Class A Common Stock. Holders of Class A Common Stock have one vote per share, while holders of Common Stock have no votes. All other rights of the Common Stock and Class A Common Stock, including rights with respect to dividends, stock splits, the consideration payable in a merger or consolidation, and distributions upon liquidation, are the same.

Revenue Recognition

     Revenues are recognized when the earnings process is complete. For all revenues, the earnings process is complete when products are shipped in accordance with terms of agreements, title and risk of loss transfers to customers, pricing is fixed or determinable and collection is reasonably assured.

Shipping and Handling Costs

     Shipping and handling costs are included in cost of products sold.

Concentrations of Credit Risk

     The Company has operations and affiliates in the United States, the United Kingdom, Ireland, Italy, Singapore, Mexico, and China. The Company performs ongoing credit evaluations of its customers’ financial condition, and except where risk warrants, requires no collateral. The Company may require, however, prepayment terms for certain customers. Short-term investments are placed with high credit quality financial institutions. The Company limits the amount of credit exposure in any one institution or single investment.

Accounting for Stock Options

     The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options. Under APB 25, if the exercise price of stock options granted equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted in 2004.

     The following assumptions were used in the Black-Scholes option-pricing model:

	2003	2002
Expected life	6 years	6 years
Dividend yield	1.5%	2.0%
Assumed volatility	34.0%	33.0%
Risk-free interest rate	3.6%	3.6%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation costs for the Company’s plans been determined based on the fair value at the grant date for awards under these plans consistent with the method of SFAS No. 123, the impact on the Company’s financial results would have been as follows:

     (Dollars in thousands except per share amounts)

	2004	2003	2002
Net income as reported	$18,467	$4,883	$3,987
Pro forma compensation cost, net of tax	(1,335)	(1,125)	(1,175)

Pro forma net income	$17,132	$3,758	$2,812

Basic earnings per share:
As reported	$1.04	$.28	$.23
Pro forma	.97	.22	.16
Diluted earnings per share:
As reported	1.03	.28	.23
Pro forma	.95	.21	.16

Net Income Per Share

     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year, and diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year plus the dilutive effect of stock options. For the year ended December 31, 2004, all options were dilutive and included in the calculation of diluted earnings per share. For the years ended December 31, 2003 and 2002, options to purchase approximately 1,169,000 and 818,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the effect thereof would have been anti-dilutive.

Derivative Instruments And Hedging Activities

     The Company accounts for its derivative instruments and hedging activities under the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For foreign currency cash flow hedges in which the Company is hedging the variability of cash flows related to forecasted foreign currency denominated sales, changes in the fair value of the derivative instruments are reported in other comprehensive income. Gains and losses on derivatives that are reported in other comprehensive income are reclassified as earnings or losses in the periods in which the forecasted transactions occur.

Impact Of Recently Issued Accounting Standards

     On December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Accounting for Stock Options in Note 1 above.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

Reclassifications

     Certain reclassifications have been made to prior year amounts and balances to conform with the 2004 presentation.

Note 2: Short-Term Investments

     Unrealized losses on short-term investments classified as available-for-sale were $15,000, net of taxes of $10,000, at December 31, 2004, and were $14,000, net of taxes of $8,000, at December 31, 2003. The Company’s only short-term available-for-sale investment is a state and municipal bond fund. The estimated fair value of this short-term available-for-sale investment was $225,000 and $228,000 at December 31, 2004 and 2003, respectively.

Note 3: Inventories

     Inventories consist of the following:

	December 31,
(Dollars in thousands)	2004	2003
Raw material	$2,802	$2,807
Tooling	6,392	5,540
Work-in-process	11,626	11,541
Finished goods	25,911	28,624

TOTAL	$46,731	$48,512

     If the FIFO method of inventory valuation had been used for all inventories held by the Company, inventories at December 31, 2004 and 2003 would have been $10,175,000 and $10,072,000 higher, respectively.

     Long-term tooling inventory, totaling $800,000 at December 31, 2004 and $1,285,000 at December 31, 2003, is included in Other Assets.

Note 4: Goodwill and Intangible Assets

     The Company conducted the required annual impairment review as of October 1, 2004 and 2003 in accordance with SFAS No. 142 and determined that there was no goodwill impairment as of those dates.

     The changes in the carrying value of goodwill for 2003 and 2004 by reporting unit are as follows:

(Dollars in thousands)	Fasteners	Distribution	Motors	Consolidated
Balance as of December 31, 2002	$18,359	$8,647	$41	$27,047
Goodwill from acquisitions	834	—	10,687	11,521
Impact of foreign currency exchange rate fluctuations	1,512	—	1,764	3,276

Balance as of December 31, 2003	20,705	8,647	12,492	41,844
Goodwill from acquisitions	57	—	977	1,034
Impact of foreign currency exchange rate fluctuations	884	—	1,328	2,212

Balance as of December 31, 2004	$21,646	$8,647	$14,797	$45,090

Note 5: Acquisitions

     On February 5, 2003, the Company acquired all of the issued and outstanding capital stock of Maelux SA and its sole operating company, M.A.E. S.p.A. (now called PennEngineering Motion Technologies (Europe) Srl) of Offanengo, Italy for $11,642,000, including acquisition-related expenses. The acquisition was accounted for using the purchase method. Of the total amount paid, $2,000,000 was placed in escrow, of which $1,000,000 remains in escrow, pending the final determination of the purchase price. The results of the operations of these companies have been included in the accompanying consolidated statements of income since the acquisition date. The purchase price was allocated to: accounts receivable — $4,100,000, inventory — $3,214,000, property - $7,889,000, other current assets — $295,000, goodwill — $11,664,000, accounts payable - $2,809,000, short-term debt — $5,029,000, other current liabilities — $1,777,000, mortgage payable - $3,713,000, and deferred tax liability — $2,192,000. Additional compensation to the seller may be required based on the future operating results of these companies through 2006. Such amount, if any, will be recorded as additional purchase price if and when it becomes payable in the future.

Note 6: Bank Debt

     As of December 31, 2004, the Company had four unsecured line-of-credit facilities available, all of which bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The facilities are as follows:

•	a working capital facility that allows for borrowings of up to $7,000,000, under which no amounts were outstanding at December 31, 2004;

•	a facility that allows for borrowings of up to $15,000,000, under which no amounts were outstanding at December 31, 2004;

•	a facility that permits borrowings of up to $30,000,000, under which no amounts were outstanding at December 31, 2004.

•	a committed line-of-credit that permits borrowings of up to $8,000,000, under which no amounts were outstanding at December 31, 2004.

     These line-of-credit facilities require that the Company comply with certain financial covenants. At December 31, 2004, the Company was in compliance with all financial covenants under these facilities.

     In addition to the above domestic line-of-credit facilities, the Company’s subsidiary, PennEngineering Motion Technologies (Europe) Srl, has two short-term credit facilities in place under which a total of $1,038,000 was outstanding as of December 31, 2004. PennEngineering Motion Technologies (Europe) Srl also has an outstanding mortgage on its building, where $626,000 is classified as short-term debt and $2,819,000 is classified as long-term debt as of December 31, 2004.

Note 7: Pension and Profit Sharing Plans

     The Company has a defined benefit pension plan covering all eligible employees in the United States. Effective January 1, 2002, the plan was converted to a cash balance plan for all eligible employees. Participants were credited with an initial account balance equal to the present value of their accrued benefit as determined under the plan in effect on December 31, 2001. At the end of each Plan Year, participants receive pay credits equal to a percentage of annual compensation, and participant accounts are also credited with annual interest based on a one-year constant maturity Treasury bill rates plus 1%, equal to 3.63% and 2.39% in 2004 and 2003, respectively. The percentage of annual compensation credited to participant accounts is based on the participants’ age and length of service with the Company. Participants whose age and years of benefit service as of December 31, 2001 totaled 45 or more will have their pension benefit calculated under both the old and new formula and will automatically receive the higher of the two. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. The following table sets forth the financial status of the plan:

Obligations and Funded Status

	December 31,
(Dollars in thousands)	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$44,873	$41,500
Service cost	2,656	2,004
Interest cost	3,106	2,628
Actuarial loss	8,289	2,133
Benefits paid	(2,336)	(3,555)
Plan amendments	—	163

Benefit obligation at end of year	$56,588	$44,873

Change in plan assets:
Fair value of plan assets at beginning of year	$34,513	$28,739
Actual return on assets	2,439	3,997
Employer contributions	6,383	5,300

	December 31,
(Dollars in thousands)	2004	2003
Benefits paid	(2,336)	(3,555)
Other	—	32

Fair value of plan assets at end of year	$40,999	$34,513

Funded status	$(15,589)	$(10,360)
Unrecognized actuarial loss	17,645	9,988
Unamortized prior service cost	(741)	(820)

Prepaid (accrued) pension cost	$1,315	$(1,192)

Components of Net Periodic Pension Cost

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Net pension costs included the following components:

Service cost	$2,656	$2,004	$2,261
Interest cost	3,106	2,628	2,638
Expected return on plan assets	(2,583)	(2,022)	(2,385)
Net amortization and deferral	696	104	(92)

Net periodic pension cost	$3,875	$2,714	$2,422

Assumptions

     The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	2004	2003
Discount rate	6.00%	6.25%
Rate of compensation increase	5.25	5.25

     The weighted-average assumptions used to determine net periodic pension cost for years ended December 31 were as follows:

	2004	2003
Discount rate	6.25%	7.00%
Expected return on plan assets	7.00	7.00
Rate of compensation increase	5.25	5.25

Plan Assets

     The Company’s defined benefit pension plan’s assets are managed in accordance with investment guidelines approved by the Board of Directors. Investments are restricted to domestic and international equity investments, fixed income securities of the U.S. Government, its agencies, and investment grade corporate issues, and cash and equivalents such as commercial paper, repurchase agreements, Treasury Bills, certificates of deposit, and money market funds. Alternate investments, such as hedge funds and real estate investment trusts, may be used as part of the allocation only with the consent of the Company’s investment committee and may not exceed the stated percentage of plan funds. Equity securities must be in liquid securities listed on national exchanges. Investment managers’ returns are expected to exceed selected market indices by prescribed margins. The target allocation percentage for equity securities and equity based alternate investments is between 50% and 75% of the fund’s market value and the target allocation percentage for fixed income securities and fixed income alternative investments is between 25% and 50% of the fund’s market value. The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by category are as follows:

	2004	2003
Equity securities	44%	45%
Debt securities	37	35
Alternate (mainly equity-based funds)	19	20

Total	100%	100%

     The plan’s assumed future returns are based principally on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual returns and, over longer time periods, market returns for those asset classes.

Cash Flows

     Contributions

     The Company expects to contribute $7,000,000 to its pension plan in 2005.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect future service, as appropriate, are expected to be paid (actual amounts may differ as certain participants may elect a lump-sum distribution):

Year	Amount
2005	$661,000
2006	749,000
2007	885,000
2008	982,000
2009	1,156,000
Years 2010-2014	10,054,000

     The Company has a profit-sharing plan covering all eligible employees in the United States. Contributions and costs are determined as the lesser of 25% of income before income taxes and profit-sharing cost or 10% of each covered employee’s salary, and totaled $4,490,000 in 2004, $2,141,000 in 2003, and $1,463,000 in 2002. The Company also provides retirement benefits to all eligible participants at its foreign operations.

Note 8: Stock Options and Stock Purchase Plan

     The Company currently has three fixed stock option plans: the 1996 Equity Incentive Plan, the 1998 Stock Option Plan for Non-Employee Directors, and the 1999 Employee Stock Option Plan. The 1996 Equity Incentive Plan and the 1999 Employee Stock Option Plan provide for the granting of options to eligible employees of the Company. The 1998 Stock Option Plan for Non-Employee Directors provides for the granting of options to eligible directors. All plans provide for the granting of options that do not qualify as incentive stock options under the Code (non-qualified stock options). The Company is authorized under the plans to grant options for shares of the Company’s non-voting Common Stock not to exceed in the aggregate: 1,000,000 shares for the 1996 Equity Incentive Plan, 200,000 shares for the 1998 Stock Option Plan for Non-Employee Directors, and 2,000,000 shares for the 1999 Employee Stock Option Plan. The plans provide for the granting of options with exercise prices equal to the closing market price of the Company’s non-voting Common Stock on the date of the grant with a maximum term of ten years. All options granted under these plans vest in four equal installments commencing on the first, second, third, and fourth anniversaries of the grant date of the option.

     A summary of the Company’s option activity, and related information for the years ended December 31, 2002, December 31, 2003, and December 31, 2004 is as follows:

		Weighted-Average
	Options	Exercise Prices
Outstanding — December 31, 2001	1,932,586	$14.33
Granted	435,760	11.70
Exercised	(66,620)	12.07
Canceled	(113,985)	16.17

Outstanding — December 31, 2002	2,187,741	13.76
Granted	421,920	17.30
Exercised	(131,571)	11.11
Canceled	(148,226)	14.52

Outstanding — December 31, 2003	2,329,864	14.50
Granted	0	—
Exercised	(300,357)	13.43
Canceled	(51,525)	16.04

Outstanding — December 31, 2004	1,977,982	14.63
Exercisable at December 31, 2004	1,426,597	14.33
Weighted-average remaining life of options outstanding at December 31, 2004	6.34 years

     A summary of the status of the Company’s stock options at December 31, 2004 is as follows:

		Options Outstanding		Options Exercisable
		Weighted-Average
	Number of	Remaining	Weighted-	Number of	Weighted
Range of	Shares Subject	Contractual	Average	Shares Subject	Average
Exercise Prices	to Options	Life	Exercise Price	to Options	Exercise Price
$9.19-$12.00	608,267	5.85	$11.09	430,517	$10.84
$12.01-$16.00	335,310	4.08	12.74	335,310	12.74
$16.01-$18.06	1,034,405	7.36	17.32	660,770	17.42

     The Company also has one stock purchase plan, the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) that provides for the purchase of the Company’s non-voting Common Stock by eligible employees of the Company. The Purchase Plan commenced on October 1, 1996 and has a term of 10 years with 20 semi-annual subscription periods. During its term, the Purchase Plan permits employees to purchase the Company’s non-voting Common Stock on a regular basis through payroll deductions, not exceeding 10% of base wages, at a 10% discount from the lower of the market price on the last trading day before the first day of the subsequent subscription period or on the last trading day of such subscription period. The maximum number of shares to be issued under the Purchase Plan is 300,000 shares of the Company’s non-voting Common Stock. Shares under the Purchase Plan are subscribed during each subscription period and purchased on the last business day of such subscription period. The Company had a balance of $75,000 in employee withholdings at the beginning of the year and had employee withholdings of $61,000 for the current subscription period at December 31, 2004. The Plan has issued 279,156 shares to employees as of December 31, 2004.

Note 9: Financial Instruments and Risk Management

     At times, the Company hedges forecasted British Pound and Euro denominated sales of its subsidiary based in the United Kingdom with foreign currency contracts (cash flow hedges). The hedge contracts generally mature during the year following the date the Company enters into the contracts. Changes in the fair value of the effective portion of the Company’s cash flow hedges are recognized in Other Comprehensive Income. These amounts are reclassified from Other Comprehensive Income and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The fair market value of the foreign exchange contracts is the amount the Company would receive or pay to terminate the contracts using quoted market rates.

     At December 31, 2004, the Company did not have any outstanding foreign exchange contracts. At December 31, 2003, the Company had foreign exchange contracts outstanding with a notional amount of $12,720,000 hedging 2004 forecasted Euro denominated sales (cash flow hedges). The fair value of the contracts of $(2,288,000) is included in other accrued expenses in the accompanying December 31, 2003 consolidated balance sheet.

     Net foreign currency transaction gains recorded in Other Income (Expense) totaled $1,266,000, $564,000, and $411,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 10: Income Taxes

     Income before income taxes consists of the following components:

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Domestic	$15,565	$(1,349)	$(305)
Foreign	11,593	7,774	4,618

Income before income taxes	$27,158	$6,425	$4,313

     The income tax provision consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Current:
Federal	$5,341	$(591)	$(2,335)
State	427	14	4
Foreign	2,845	2,040	1,065

Total current tax provision	$8,613	$1,463	$(1,266)

Deferred:
Federal	$151	$251	$1,080
State	46	(35)	197
Foreign	(119)	(137)	315

Total deferred tax	78	79	1,592

Total income tax provision	$8,691	$1,542	$326

     The significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2004	2003
Deferred tax assets:
Accrued pension	$—	$467
Allowance for doubtful accounts	201	251
Foreign tax credit carryforward	854	927
Other	1,582	1,882

Total deferred tax asset	$2,637	$3,527

Deferred tax liabilities:
Property	$12,410	$11,801
Prepaid pension	495	—
Other	1,901	2,653

Total deferred tax liability	14,806	14,454

Net deferred tax liability	$12,169	$10,927

     The foreign tax credit carryforward begins to expire in 2013. Deferred taxes have not been provided on approximately $8,900,000 of cumulative undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently invested overseas. The Company, however, is currently evaluating the effects of the repatriation provision included in the Jobs Act, which was signed into law on October 22, 2004. The Company has not made a decision to repatriate any earnings and consequently the income tax effects of any potential repatriation cannot be reasonably estimated at this time.

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate to income before taxes, and the actual provision for income taxes on such income, is as follows:

	December 31,
(Dollars in thousands)	2004	2003	2002
Federal income tax provision at statutory rate	$9,505	$2,249	$1,510
State income taxes, after deducting federal income tax benefit	308	(14)	131
Export sales tax benefit	(569)	(438)	(840)
Foreign tax rate differential and operating loss benefits (net)	(760)	(280)	(59)
Other	207	25	(416)

Provision for income taxes	$8,691	$1,542	$326

Note 11: Accumulated Other Comprehensive Income (Loss)

     The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized Losses
			on Derivative
	Currency	Unrealized Losses	Instruments
	Translation	on Available-for-	Qualifying as Cash
(Dollars in thousands)	Adjustments	Sale Securities	Flow Hedges	Total
Balance at December 31, 2002	$864	$(11)	$(626)	$227
Currency translation adjustments	6,774	—	—	6,774
Unrealized loss on available-for-sale securities	—	(4)	—	(4)
Unrealized loss on derivative instruments	—	—	(1,394)	(1,394)
Deferred taxes	—	1	418	419

Balance at December 31, 2003	7,638	(14)	(1,602)	6,022

Currency translation adjustments	5,090	—	—	5,090
Unrealized loss on available-for-sale securities	—	(3)	—	(3)
Reclassification adjustment for realized losses on derivative instruments	—	—	2,173	2,173
Deferred taxes	—	1	(571)	(570)

Balance at December 31, 2004	$12,728	$(16)	$0	$12,712

Note 12: Commitments and Contingencies

     The Company has operating leases covering certain automobiles, office space, and office equipment. The future minimum annual payments on these non-cancelable operating leases that were in effect at December 31, 2004, having initial or remaining terms of more than one year, are $1,675,000 for 2005, $1,027,000 for 2006, $634,000 for 2007, $126,000 for 2008, and $10,000 for 2009.

     Rental and operating lease expenses charged against earnings were $1,854,000, $1,701,000, and $1,716,000 in 2004, 2003, and 2002, respectively.

     The Company is exposed to asserted and unasserted potential claims arising in the normal course of business. Based on the advice of legal counsel, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

Note 13: Financial Reporting For Business Segments of the Company

     The Company has three reportable segments: fasteners, motors, and distribution. Segment income is net sales less segment costs and expenses excluding certain corporate expenses, interest expense, income taxes, and certain other income and expenses. Corporate expenses are allocated to segments when either a direct expense was incurred by the corporate office for a specific segment or a segment received general services from the corporate office that it would otherwise have to contract for or provide internally. Examples of direct expenses are advertising, trade show, and communication expenses. Examples of allocated general corporate expenses are expenses related to the payroll and benefit administration function that are allocated to segments based on the number of employees. In addition, amounts incurred by the corporate office for workers’ compensation insurance, medical insurance, and pension benefits are also allocated to segments based on employee related factors. Any other corporate expenses that do not meet these criteria are presented as unallocated corporate expenses. Examples include officer salaries and benefits, legal and professional services, treasury services, and other corporate expenses such as director fees. Prior to 2003, other corporate expenses not meeting these allocation criteria (mainly wages and benefits of employees including executive officers) were also allocated to segments. This change resulted in an allocation decrease of $2,103,000 in 2003 from 2002. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.

     Sales of fasteners to one customer (an authorized distributor of the Company) totaled approximately $25,887,000 and $18,900,000 for the years ended December 31, 2004 and 2003, respectively (approximately 11% of consolidated net sales in 2004 and 10% of consolidated net sales in 2003). For the year ended December 31, 2002, there were no sales to any one customer that exceeded 10% of consolidated net sales.

     The Company records intersegment sales and transfers at published distributor prices less an agreed-upon markdown. Segment data is as follows:

Year Ended December 31, 2004

(Dollars in thousands)	Fasteners	Distribution	Motors	Consolidated
Revenues:
Sales to external customers	$127,848	$62,403	$50,611	$240,862
Intersegment sales	36,917		1,536	38,453
Intersegment elimination	(36,917)		(1,536)	(38,453)

Net sales	$127,848	$62,403	$50,611	$240,862

Net income before taxes:
Segment income	$32,041	$3,114	$3,242	$38,397
Unallocated corporate expenses				(10,540)
Interest expense				(272)
Other expense				(427)

Consolidated income before income taxes				$27,158

Depreciation, amortization, and capital expenditures:
Depreciation and amortization	$8,111	$1,061	$1,312	$10,484
Capital expenditures	2,434	171	824	3,429

Segment assets:
Identifiable assets	$133,033	$62,940	$47,542	$243,515
Corporate assets				9,966

Total assets				$253,481

Year Ended December 31, 2003

(Dollars in thousands)	Fasteners	Distribution	Motors	Consolidated
Revenues:
Sales to external customers	$96,030	$51,871	$42,846	$190,747
Intersegment sales	27,899		451	28,350
Intersegment elimination	(27,899)		(451)	(28,350)

Net sales	$96,030	$51,871	$42,846	$190,747

Net income before taxes:
Segment income	$11,517	$1,746	$2,151	$15,414
Unallocated corporate expenses				(8,338)
Interest expense				(782)
Other income				131

Consolidated income before income taxes				$6,425

Depreciation, amortization, and capital expenditures:
Depreciation and amortization	$8,187	$1,159	$1,241	$10,587
Capital expenditures	2,362	285	739	3,386

Segment assets:

(Dollars in thousands)	Fasteners	Distribution	Motors	Consolidated
Identifiable assets	$130,171	$57,580	$45,365	$233,116
Corporate assets				3,008

Total assets				$236,124

Year Ended December 31, 2002

(Dollars in thousands)	Fasteners	Distribution	Motors	Consolidated
Revenues:
Sales to external customers	$77,581	$41,644	$31,576	$150,801
Intersegment sales	24,887			24,887
Intersegment elimination	(24,887)			(24,887)

Net sales	$77,581	$41,644	$31,576	$150,801

Net income before taxes:
Segment income	$5,254	$1,769	$1,946	$8,969
Unallocated corporate expenses				(3,444)
Interest expense				(845)
Other expense				(367)

Consolidated income before income taxes				$4,313

Depreciation, amortization, and capital expenditures:
Depreciation and amortization	$9,104	$1,123	$704	$10,931
Capital expenditures	1,067	1,216	533	2,816

Segment assets:
Identifiable assets	$160,021	$45,964	16,265	$222,250
Corporate assets				2,729

Total assets				$224,979

     The Company has operations in the United States, Ireland, the United Kingdom, Italy, Mexico, Singapore, and China. Information about the operations of the Company in different geographic segments is as follows:

(Dollars in thousands)

		United States Operations
		North		Asia-Pacific			United				Total
		America	Europe	& Other	Total	Ireland	Kingdom	Italy	Singapore	China	Consolidated

Sales	2004	$153,454	$2,902	$3,339	$159,695	$2,212	$44,456	$10,523	$19,303	$4,673	$240,862
	2003	120,155	2,737	3,069	125,961	1,806	34,741	9,679	16,276	2,284	190,747
	2002	106,788	2,521	2,256	111,565	1,879	26,433	—	10,924	—	150,801

Identifiable assets	2004	$136,144	—	—	$136,144	$39,502	$26,428	$31,039	$15,285	$5,083	$253,481
	2003	131,294	—	—	131,294	33,275	21,904	29,622	16,320	3,709	236,124
	2002	167,214	—	—	167,214	23,726	21,599	—	12,196	244	224,979

Note 14: Subsequent Events

     On January 17, 2005, the Company entered into a definitive merger agreement whereby the Company would be acquired by PEM Holding Co., an affiliate of Tinicum

Capital Partners II, L.P. in a cash transaction. Under the terms of the agreement, stockholders of the Company will receive $18.25 in cash for each share of the Company’s Common Stock and Class A Common Stock. The transaction is expected to be completed in the first half of 2005. The obligations of the parties to the Merger Agreement to complete the merger are subject to various conditions including PEM Holding Co. or its wholly owned subsidiary having received the proceeds of a financing under a signed financing commitment letter. Upon termination of the Merger Agreement under specified circumstances, the Company has agreed to pay PEM Holding Co. a termination fee of $10.0 million and reimburse PEM Holding Co. up to $5.0 million for costs and expenses.

     As of March 14, 2005, the Company is aware that four complaints have been filed in the Delaware Court of Chancery against the Company and each of its directors. One of the complaints also names Tinicum Capital Partners II, L.P. and PEM Holding Co. as co-defendants. The complaints purport to be class actions filed on behalf of holders of the Company’s Common Stock arising from certain allege actions by the Company and its directors in connection with the proposed merger of the Company with an affiliate of Tinicum Capital Partners II, L.P. The complaints include various allegations that: each of the defendants breached and/or aided and abetted the other defendants' breaches of fiduciary duties of loyalty, due care, candor, good faith and fair dealing; that the director defendants spent substantial effort tailoring the structural terms of the merger to meet the specific needs of Tinicum Capital Partners II, L.P. to ensure the sale of the Company to it on preferential terms instead of attempting to obtain the highest price reasonably available for the Company and its stockholders, which was subversive to the interests of the public stockholders of the Company; the directors structured and approved the transaction in contravention of the Company’s restated certificate of incorporation, agreeing to provisions in agreements that effectively preclude a competing bid and approving an acquisition that favors insiders to the detriment of the Company’s public stockholders, including the price per share offered to the holders of the Company’s Common Stock; and the defendants failed to provide material information concerning the transaction to the Company’s public stockholders. The complaints seek equitable relief in the form of an injunction enjoining the consummation of the merger or, if the merger is consummated to the detriment of the public stockholders, then rescission of the transaction or unspecified damages, in addition to costs and disbursements, including reasonable attorneys’ and experts’ fees.

     The Company is in the process of preparing responses to these complaints, and the time for the Company to respond to these complaints has not yet expired.

Note 15: Supplementary Data (unaudited)

(Unaudited, dollars in thousands except per share amounts)

	2004 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Total Year
Net sales	$63,307	$61,709	$59,962	$55,884	$240,862
Gross profit	22,522	20,594	19,082	18,053	80,251
Net income	5,867	5,311	4,381	2,908	18,467
Net income per share-basic	.33	.30	.25	.16	1.04
Net income per share-diluted	.33	.30	.24	.16	1.03
Dividends declared per share	$.06	$.07	$.07	$.07	$.27

	2003 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Total Year
Net sales	$44,814	$47,439	$46,321	$52,173	$190,747
Gross profit	12,574	12,999	13,593	15,289	54,455
Net income	540	1,320	1,477	1,546	4,883
Net income per share-basic	.03	.08	.08	.09	.28
Net income per share-diluted	.03	.08	.08	.09	.28
Dividends declared per share	$.06	$.06	$.06	$.06	$.24

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Penn Engineering & Manufacturing Corp.

We have audited the accompanying consolidated balance sheets of Penn Engineering & Manufacturing Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn Engineering & Manufacturing Corp. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 14, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

Internal Control over Financial Reporting

     Management’s annual report on internal control over financial reporting and the related attestation report of the Company’s independent auditors are not included in this Form 10-K Annual Report in accordance with the Commission’s Order Under Section 36 of the Exchange Act Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 dated November 30, 2004.

Changes in Internal Control over Financial Reporting

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     Certain information with respect to each Class A Director, Class B Director and Class C Director of the Company is as follows:

		Principal Occupation	Director
Name	Age	for Past Five Years	Since	Term Expires
Class A Directors:

Martin Bidart	68	President and Chief Operating Officer of the Company since August 1998; Vice President - Manufacturing of the Company from August 1990 to July 1998	1998	2007

Maurice D. Oaks	71	Retired; Former Vice President of Worldwide Operations Planning of Bristol-Myers Squibb	1994	2007

Charles R. Smith	60	Professor, Mechanical Engineering Department of Lehigh University	1997	2007

Class B Directors:

Kenneth A. Swanstrom(1)	65	Chairman of the Board and Chief Executive Officer of the Company	1970	2005

Mark W. Simon	66	Senior Vice President, Chief Financial Officer, and Corporate Secretary of the Company	1983	2005

John J. Sickler(2)	63	Vice Chairman of Teleflex Incorporated, manufacturer of engineered products, since December 2000; President of TFX Equities, a wholly owned subsidiary of Teleflex Incorporated, from 1990 to December 2000	2001	2005

Class C Directors:

Daryl L. Swanstrom(3)	57	President, Spyraflo, Inc., manufacturer of miniature self-aligning sleeve bearings and needle roller bearings	1987	2006

Andrew B. Williams	50	President, Philadelphia International Advisors, asset management, since 2002; Senior Vice President of Glenmede Trust Company, asset management, from 1985 to 2002	2003	2006

(1)	Mr. Swanstrom is also a director of Third Federal Bank.

(2)	Mr. Sickler is also a director of Microlog Corporation.

(3)	Mrs. Swanstrom is the widow of Lawrence W. Swanstrom, Kenneth A. Swanstrom’s brother.

Executive Officers of the Company

     Certain information about the executive officers of the Company is as follows:

Name	Age	Position Held with the Company
Kenneth A. Swanstrom	65	Chairman of the Board and Chief Executive Officer

Martin Bidart	68	President and Chief Operating Officer

Mark W. Simon	66	Senior Vice President, Chief Financial Officer, and Corporate Secretary

Richard F. Davies	55	Treasurer and Assistant Secretary

William E. Sarnese	51	Corporate Controller and Assistant Secretary

Ronald J. Bean	49	Vice President and General Manager — Motion Technologies

Alan M. Kay	57	President — Arconix Group

Francis P. Wilson	65	President — Fastening Technologies

     All of the executive officers of the Company have been principally employed as officers or employees of the Company for more than the past five years.

     The executive officers of the Company are elected each year at the organization meeting of the Board of Directors of the Company.

Item 11. Executive Compensation.

Executive Compensation

     The following table sets forth certain information with respect to compensation paid or accrued by the Company in each of the last three years to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term
				Compensation
				Awards
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	Compensation($)(1)
Kenneth A. Swanstrom,	2004	$494,400	$333,720	—	$23,275
Chairman and	2003	480,000	209,693	40,000	13,198
Chief Executive Officer	2002	470,000	—	40,000	10,598

Martin Bidart, President and	2004	355,350	213,210	—	23,574
Chief Operating Officer	2003	345,000	133,970	35,000	13,498
	2002	338,000	—	35,000	10,598

Mark W. Simon, Senior Vice	2004	252,350	132,484	—	23,574
President, Chief Financial	2003	245,000	83,246	30,000	13,498
Officer, and Corporate Secretary	2002	240,000	—	30,000	10,598

Francis P. Wilson,	2004	231,235	104,056	—	20,500
President, PennEngineering	2003	224,500	80,102	20,000	10,548
Fastening Technologies	2002	220,000	—	20,000	7,773

Alan M. Kay, President,	2004	162,180	52,400	—	16,198
Arconix Group	2003	153,000	15,606	20,000	8,218
	2002	150,000	—	20,000	5,829

(1)	Includes profit-sharing plan contributions of $20,500, $10,548, and $7,773 in 2004, 2003, and 2002 to each named executive officer other than Mr. Kay, who received the contributions listed in the table. The Company’s contribution to the profit-sharing plan for each year is allocated among the participants in proportion to their compensation for that year. These amounts also include directors fees of $2,775 paid to Mr. Swanstrom and $3,074 to Mr. Bidart and Mr. Simon for meetings attended during 2004.

     No stock options were granted to the persons named in the Summary Compensation Table during the fiscal year ended December 31, 2004.

     The following table sets forth information with respect to options to purchase shares of Common Stock held at December 31, 2004 by the persons named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			Number of Securities			Value of Unexercised
	Shares		Underlying Unexercised			In-the-Money Options
	Acquired	Value	Options at FY-End (#)			at FY-End ($) (1)
Name	on Exercise	Realized	Exercisable		Unexercisable	Exercisable		Unexercisable
Kenneth A. Swanstrom	—	—	220,000	(2)	60,000	984,475	(2)	167,200
Martin Bidart	—	—	167,500		52,500	694,463		146,300
Mark W. Simon	—	—	155,000		45,000	671,575		125,400
Francis P. Wilson	—	—	110,000		30,000	447,550		83,600
Alan M. Kay	—	—	31,000		30,000	82,500		83,600

(1)	Represents the difference between the aggregate exercise price and the aggregate market value of the Company’s Common Stock as of December 31, 2004.

(2)	In connection with the Merger Agreement, Mr. Swanstrom has agreed to surrender, immediately prior to the effective time of the merger, stock options to purchase 40,740 shares of Common Stock, having a value at December 31, 2004 of $343,629.

     The following table is representative of the annual benefits payable under the Company’s qualified retirement plans to an employee currently age 65 whose annual compensation remained unchanged during the last five years of employment and whose benefits will be paid for the remainder of the employee’s life.

Pension Plan Table

	Years of Service
Annual Compensation	10	20	30	40
$ 150,000	$18,420	$36,840	$55,260	$73,680
175,000	21,545	43,090	64,635	86,180
200,000	24,670	49,340	74,010	98,680
300,000 and up	24,795	49,590	74,385	99,180

     This Pension Plan Table may be used for Mr. Wilson, who has eight credited full years of service. The covered compensation under the Pension Plan Table is that amount shown in the salary and bonus columns of the Summary Compensation Table. The amounts shown in the Pension Plan Table do not reflect any deduction for social security or other offset amounts. Benefits are subject to maximum limitations under the Code. Therefore, with respect to 2004, the maximum salary that can be recognized under the plan is $205,000 and the maximum annual benefit at age 65 is limited to $165,000.

     The Company’s pension plan permits covered persons who reach the age of 65 to elect to receive a lump-sum settlement. Benefits for Mr. Bidart are not included in the Pension Plan Table because he elected to receive a lump-sum settlement of $375,329 for all benefits earned through December 2003. Benefits for Mr. Simon are not included in the Pension Plan Table because he elected to receive a lump-sum settlement of $812,129 for all benefits earned through October 31, 2004. Benefits for Mr. Swanstrom are not included in the Pension Plan Table as he elected to receive a lump-sum settlement of $1,320,518 for all benefits earned through December 31, 2004. Future benefit entitlements for Messrs. Bidart, Simon, Swanstrom, and Kay, if any, will be determined under the cash balance feature of the plan and not as illustrated in the Pension Plan Table. Under the cash balance plan, participants receive pay credits equal to a percentage of annual compensation, and participant accounts are also credited with annual interest based on a one-year constant maturity Treasury bill rate plus 1%, equal to 3.63% and 2.39% in 2004 and 2003, respectively. The percentage of annual compensation credited to participant accounts is based on the participants’ age and length of service with the Company. As of December 31, 2004, credited full years of service for these persons are as follows: Mr. Swanstrom, 44 years; Mr. Bidart, 14 years; Mr. Simon, 28 years; and Mr. Kay, 5 years.

Compensation of Directors

     For 2004, the Company’s non-employee directors each received an annual retainer of $30,000 plus a fee of $1,000 for each Board of Directors meeting attended in person, $500 for each Board of Directors meeting attended by teleconference, and reimbursement for travel expenses. Employees who are directors of the Company each received a fee of $250 for each meeting attended in person and $125 for each meeting attended by teleconference. The Chairman of the Audit Committee received an additional annual retainer of $5,000 in 2004, and the Chairman of each other committee received an additional annual retainer of $2,000 in 2004. Each member of the Special Committee received a fee of $15,000 for service on the Special Committee and reimbursement for travel expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth the number of shares of the Company’s Class A Common Stock, the number of shares of the Company’s Common Stock and the percentage of total voting power that, according to the information furnished to the Company, are beneficially owned by:

•	each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock or Class A Common Stock;

•	each of the Company’s current directors;

•	the Company’s chief executive officer and the Company’s four other most highly compensated executive officers; and

•	all current executive officers and directors as a group.

     The number and percentage of shares beneficially owned is based on 3,350,164 shares of the Company’s Class A Common Stock and 14,505,028 shares of the Company’s Common Stock outstanding as of March 1, 2005. Beneficial ownership includes any shares as to which the holder has voting power or investment power and any shares that the holder has the right to acquire within 60 days of March 1, 2005, through the exercise of stock options.

			Shares of
	Shares of Common	Percent of	Class A Common	Percent of
Name of Individual	Stock Beneficially	Outstanding Common	Stock Beneficially	Outstanding Class A
or Identity of Group	Owned(1)	Stock(1)	Owned(1)	Common Stock(1)
5% or Greater Holders: Kenneth A. Swanstrom(2)(3) P.O. Box 1000 Danboro, PA 18916	1,798,986	12.3%	803,242	24.0%

Daryl L. Swanstrom(2)(4) P.O. Box 2309 Peachtree City, GA 30269	688,418	4.7	750,964	22.4

Frederick W. Dreher, in his capacity as co-trustee of certain trusts(2)(5) c/o Duane Morris LLP 4200 One Liberty Place Philadelphia, PA 19103	1,478,920	10.2	674,881	20.1

PNC Bank, National Association(6) 398 North Main Street Doylestown, PA 18901	762,332	5.3	422,444	12.6

Royce & Associates, LLC(7) 1414 Avenue of the Americas New York, NY 10019	1,019,100	7.0	371,400	11.1

Private Capital Management, Inc.(7) 8889 Pelican Bay Boulevard Naples, FL 34108	3,156,298	21.8	—	—

T. Rowe Price Associates, Inc.(7) 100 East Pratt Street Baltimore, MD 21202	980,000	6.8	330,000	9.9

Wellington Management Company, LLP(7) 75 State Street Boston, MA 02109	1,012,400	7.0	—	—

			Shares of
	Shares of Common	Percent of	Class A Common	Percent of
Name of Individual	Stock Beneficially	Outstanding Common	Stock Beneficially	Outstanding Class A
or Identity of Group	Owned(1)	Stock(1)	Owned(1)	Common Stock(1)
Directors(8):
Martin Bidart(9)	174,002	1.2	200	*
Maurice D. Oaks(10)	23,512	*	—	—
John J. Sickler(10)	5,250	*	—	—
Mark W. Simon(11)	161,647	1.1	200	*
Charles R. Smith(10)	22,500	*	—	—
Andrew B. Williams(10)	1,750	*	—	—

Executive Officers(12):
Francis P. Wilson(13)	119,865	*	—	—
Alan M. Kay (14)	31,595	*	—	—
All Executive Officers and Directors as a Group (13 persons)(15)	3,229,666	20.9	1,554,606	46.4

*	Less than 1%.

(1)	Under the rules of the SEC, a person is deemed to be the beneficial owner of securities if such person has, or shares, “voting power,” which includes the power to vote, or to direct the voting of, such securities, or “investment power,” which includes the power to dispose, or to direct the disposition, of such securities. Under these rules, more than one person may be deemed the beneficial owner of the same securities. The information set forth in the above table includes all shares of the Company’s Common Stock and Class A Common Stock over which the above-named persons individually or together share voting power or investment power.

(2)	As a result of a voting agreement dated January 17, 2005 between PEM Holding Co. and members of the Swanstrom family, PEM Holding Co. may be deemed the beneficial owner of 1,637,329 shares of the Company’s Class A Common Stock owned by the Swanstrom family, which constitutes approximately 48.9% of the issued and outstanding shares of the Company’s Class A Common Stock. As the result of being under common control with Tinicum Investors, an affiliate of Tinicum Capital Partners II, L.P. that owns 2,000 shares of the Company’s Class A Common Stock, PEM Holding Co. may also be deemed the beneficial owner of Tinicum Investor’s 2,000 shares of the Company’s Class A Common Stock, which constitutes less than 1% of the issued and outstanding shares of the Company’s Class A Common Stock. As a result of the voting agreement, PEM Holding Co. may be also be deemed the beneficial owner of an aggregate of 2,652,144 shares of the Company’s Common Stock owned by the Swanstrom family, which constitutes approximately 18.3% of the outstanding shares of the Company’s Common Stock. Also, pursuant to the voting agreement, PEM Holding Co. may be deemed the beneficial owner of an aggregate of 201,760 shares of the

Company’s Common Stock purchasable under currently exercisable options held by Kenneth A. Swanstrom and Daryl L. Swanstrom. Assuming exercise of the currently exercisable options held by Kenneth A. Swanstrom and Daryl L. Swanstrom, PEM Holding Co. may be deemed the beneficial owner of approximately 19.4% of the outstanding shares of the Company’s Common Stock. PEM Holding Co. disclaims beneficial ownership of the shares and options owned by the Swanstrom family and Tinicum Investors.

(3)	Mr. Swanstrom has sole voting and dispositive power with respect to 1,041,044 shares of the Company’s Common Stock and 480,348 shares of the Company’s Class A Common Stock, and 179,260 shares of the Company’s Common Stock are purchasable under currently exercisable stock options. Mr. Swanstrom, as co-trustee of certain trusts, has shared voting and dispositive power with respect to 578,682 shares of the Company’s Common Stock and 322,894 shares of the Company’s Class A Common Stock. These shares exclude 22,602 shares of the Company’s Common Stock and 7,534 shares of the Company’s Class A Common Stock owned individually by Mr. Swanstrom’s wife as to which he disclaims beneficial ownership.

(4)	Mrs. Swanstrom has sole voting and dispositive power with respect to 127,180 shares of the Company’s Common Stock and 629,477 shares of the Company’s Class A Common Stock, and 22,500 shares of common stock are purchasable under currently exercisable stock options. Mrs. Swanstrom, as co-trustee of certain trusts, has shared voting and dispositive power with respect to 538,738 shares of the Company’s Common Stock and 121,487 shares of the Company’s Class A Common Stock.

(5)	Mr. Dreher shares voting and dispositive power with respect to 945,182 shares of the Company’s Common Stock and 548,394 shares of the Company’s Class A Common Stock as co-trustee with Kenneth A. Swanstrom and PNC Bank, N.A. of certain trusts and 538,738 shares of the Company’s Common Stock and 121,487 shares of the Company’s Class A Common Stock as co-trustee with Daryl L. Swanstrom of certain trusts. Mr. Dreher disclaims beneficial ownership of these shares, except in his capacity as co-trustee of these trusts. Mr. Dreher also individually owns 5,000 shares of the Company’s Class A Common Stock.

(6)	PNC Bank, N.A. shares voting and dispositive power with respect to 762,332 shares of the Company’s Common Stock and 422,444 shares of the Company’s Class A Common Stock as co-trustee with Kenneth A. Swanstrom and Frederick W. Dreher of certain trusts.

(7)	As of December 31, 2004 as reported in filings such holders have made with the SEC.

(8)	Excludes directors listed under “5% or Greater Holders.”

(9)	Of these shares, 167,500 shares of the Company’s Common Stock are purchasable under currently exercisable stock options. These shares also include 800 shares of the

Company’s Common Stock and 200 shares of the Company’s Class A Common Stock owned by Mr. Bidart’s wife, as to which Mr. Bidart disclaims beneficial ownership.

(10)	These shares include currently exercisable stock options to purchase 22,500 shares of the Company’s Common Stock for each such person, other than Mr. Sickler and Mr. Williams, whose shares include currently exercisable stock options to purchase 5,250 shares and 1,750 shares, respectively, of the Company’s Common Stock.

(11)	Of these shares, 155,000 shares of the Company’s Common Stock are purchasable under currently exercisable stock options. These shares also include 238 shares of the Company’s Common Stock owned by Mr. Simon’s daughter, as to which Mr. Simon disclaims beneficial ownership.

(12)	Excludes executive officers listed under “5% or Greater Holders” or “Directors.”

(13)	These shares include currently exercisable stock options to purchase 110,000 shares of the Company’s Common Stock.

(14)	These shares include currently exercisable stock options to purchase 31,000 shares of the Company’s Common Stock.

(15)	These shares include currently exercisable stock options to purchase an aggregate of 913,860 shares of the Company’s Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that the Company’s officers and directors, and persons who own more than 10% of either class of the Company’s common stock, file reports of ownership and changes in ownership with the Commission. Based solely on the Company’s review of the copies of such reports received by it, or written representations from certain reporting persons, the Company believes that, during the period January 1, 2004 through December 31, 2004, all reports required to be filed by these persons were timely filed.

Information Regarding Equity Compensation Plans of the Company as of December 31, 2004

     The following table sets forth information regarding equity compensation plans of the Company as of December 31, 2004. Only shares of the Company’s Common Stock may be issued under the Company’s equity compensation plans. The Company does not have any equity compensation plans that have not been approved by the stockholders of the Company.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected
Plan category	and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,977,982	$14.63	577,098

Equity compensation plans not approved by security holders	—	—	—

Total	1,977,982	$14.63	577,098

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accountant Fees and Services.

     Ernst & Young LLP served as the Company’s auditors for the Company’s year ended December 31, 2004. The Company has been advised by such firm that none of its members or any of its associates has any direct financial interest or material indirect financial interest in the Company or its subsidiaries.

Fees of Independent Auditors

     The work performed for the Company by Ernst & Young LLP during the year ended December 31, 2004 was approved by the Company’s Audit Committee. Ernst & Young LLP’s fees during the years ended December 31, 2004 and 2003 are set forth below.

	Year Ended December 31,
Fee Category	2004	2003
Audit Fees(1)	$1,353,000	$568,000
Audit-Related Fees(2)	0	334,000
Tax Fees(3)	418,000	296,000
All Other Fees	—	—

(1)	Audit fees consisted of fees related to the annual audit of the Company’s consolidated financial statements, audits of subsidiaries, reviews of the financial statements in the Company’s quarterly reports on Form 10-Q, audit of internal control over financial reporting, and accounting consultations on matters addressed during the audit or interim reviews.

(2)	Audit-related fees in 2003 consisted of fees related to consultation and due diligence with respect to merger and acquisition matters.

(3)	Tax fees consisted of fees related to corporate tax planning and preparation.

Audit and Non-Audit Services Pre-Approval Policy

     The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditors. The Audit Committee will revise the list of pre-approved services from time to time, based on subsequent determinations. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditors to management, but may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Pre-approval fee levels for all services to be provided by the independent auditors will be established annually by the Audit Committee. Any proposed services exceeding these levels require specific pre-approval.

     The annual audit services engagement terms and fees are subject to the pre-approval of the Audit Committee. In addition, the Audit Committee may grant pre-approval for other audit services, including statutory audits or financial audits for subsidiaries or affiliates of the Company and services associated with registration statements, periodic reports and other documents filed with the Commission.

     Audit-related services and tax services must also be pre-approved by the Audit Committee. Audit-related services include, among others, due diligence services pertaining to potential business acquisitions/dispositions; accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit services;” financial audits of employee benefit plans; and agreed upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters. Tax services to the Company include tax compliance, tax planning and tax advice services.

     The Audit Committee may grant pre-approval to those permissible non-audit services classified as All Other services that it believes are routine and recurring services, and would not impair the independence of the independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements, Financial Schedules and Exhibits Filed.

          1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of Item 8 of this Form 10-K Annual Report:

Consolidated Balance Sheets at December 31, 2004 and 2003

Statements of Consolidated Income for the years ended December 31, 2004, 2003, and 2002.

Statements of Changes in Consolidated Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002.

Statements of Consolidated Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

          2. Financial Schedules.

Valuation and Qualifying Accounts

(Dollars in thousands)

	Balance at	Provision				Balance
	Beginning	Charged to				at End
(Dollars in Thousands)	of Year	Expense	Deductions		Other(1)	of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2004	$886	$68	$(151	)(2)	$26	$829
Year Ended December 31, 2003	830	357	(335	)(2)	34	886
Year Ended December 31, 2002	834	195	(218	)(2)	19	830

Inventory Reserves
Year Ended December 31, 2004	$3,512	$4,637	$(3,101	)(3)	$88	$5,136
Year Ended December 31, 2003	2,423	4,129	(3,077	)(3)	37	3,512
Year Ended December 31, 2002	2,279	2,003	(1,885	)(3)	26	2,423

(1)	Primarily the effect of currency changes.

(2)	Uncollectible accounts written off net of recoveries.

(3)	Inventory disposed of during the year.

3. Exhibits.

     Reference is made to the exhibit index located after the signature pages to this Form 10-K Annual Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN ENGINEERING &
MANUFACTURING CORP.

Date: March 16, 2005	By:	/s/ Kenneth A. Swanstrom

Kenneth A. Swanstrom,
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Kenneth A. Swanstrom	Chairman of the Board,	March 16, 2005
Chief Executive Officer, and
Kenneth A. Swanstrom	Director (Principal
Executive Officer)

/s/ Martin Bidart	President, Chief Operating	March 16, 2005
Officer, and Director
Martin Bidart	(Principal Operating Officer)

/s/ Mark W. Simon	Senior Vice President, Chief	March 16, 2005
Financial Officer, Corporate
Mark W. Simon	Secretary, and Director
(Principal Financial and
Accounting Officer)

/s/ Maurice D. Oaks	Director	March 16, 2005

Maurice D. Oaks

/s/ John J. Sickler	Director	March 16, 2005

John J. Sickler

SIGNATURE	TITLE	DATE

/s/ Charles R. Smith	Director	March 16, 2005

Charles R. Smith

/s/ Daryl L. Swanstrom	Director	March 16, 2005

Daryl L. Swanstrom

/s/ Andrew B. Williams	Director	March 16, 2005

Andrew B. Williams

EXHIBIT INDEX

Item	Description
3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2001.)

3.2	By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.)

10.1	Right of First Refusal dated as of September 5, 1986 between the Company and Lawrence W. Swanstrom and Daryl L. Swanstrom. (Incorporated by reference to Exhibit A to the Company’s Form 8-K Current Report dated September 5, 1986.)

10.2	1996 Equity Incentive Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-20101 filed on January 21, 1997.)

10.3	1996 Employee Stock Purchase Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-13073 filed on September 30, 1996.)

10.4	1998 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-92907 filed on December 16, 1999.)

10.5	1999 Employee Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-92903 filed on December 16, 1999.)

10.6	Agreement and Plan of Merger dated as of January 17, 2005 among PEM Holding Co., PN Merger Sub, Inc. and the Company. (Incorporated by reference to the Company’s Form 8-K Current Report filed on January 18, 2005 (the “January 18, 2005 Form 8-K Report”)

10.7	Form of Change of Control Agreement between the Company and the persons listed in Item 1.01 of the January 18, 2005 Form 8-K Report. (Incorporated by reference to the January 18, 2005 Form 8-K Report.)

Item	Description
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K Annual Report for the year ended December 31, 2003.)

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.