Form 10-K/A
period 2004-12-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2005-04-29
CIK 77106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 1-5356

PENN ENGINEERING & MANUFACTURING CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-0951065

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

P.O. Box 1000, Danboro, Pennsylvania	18916

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (215) 766-8853
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange
Common Stock, $.01 par value	New York Stock Exchange

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

As of June 30, 2004, the aggregate market value based on the closing sales price on that date of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $280,600,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 14,505,028 shares of Common Stock and 3,350,164 shares of Class A Common Stock outstanding on March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Item 9A. Controls and Procedures.
SIGNATURES
EXHIBIT INDEX
Consent of Independent Registered Public Accounting Firm.
Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

PENN ENGINEERING & MANUFACTURING CORP.

Introductory Note.

     Penn Engineering & Manufacturing Corp., a Delaware corporation (the “Company”), is filing this Form 10-K/A Annual Report to amend in its entirety Item 9A “Controls and Procedures” of the Company’s Form 10-K Annual Report for the year ended December 31, 2004 (the “Original 10-K”) filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2005 under the Securities Exchange Act of 1934 (the “Exchange Act”). By this Amendment No. 1, the Company is including its management’s annual report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm. As permitted by the Commission’s Order Under Section 36 of the Exchange Act Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 dated November 30, 2004 (the “Order”), these items were not included in the Original 10-K. Also filed with this Form 10-K/A are the consent of the Company’s independent registered public accounting firm with respect to its attestation report on the Company’s internal control over financial reporting and Exhibits 31.1 and 31.2 “Rule 13a-14/15d-14 Certifications,” with the omission in each certification of paragraph No. 3 because this Form 10-K/A does not contain financial statements or other financial information, in accordance with the guidance provided by the Commission’s staff in its January 21, 2005 Frequently Asked Questions regarding the Order.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Amendment No. 1. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

     Based on management’s evaluation under the COSO Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

April 26, 2005

/s/ Kenneth A. Swanstrom	/s/ Mark W. Simon

Kenneth A. Swanstrom,	Mark W. Simon
Chairman and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Corporate Secretary

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

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

To the Board of Directors of
Penn Engineering & Manufacturing Corp.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Penn Engineering & Manufacturing Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of the Company and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 26, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN ENGINEERING & MANUFACTURING CORP.
Date: April 29, 2005	By:	/s/ Kenneth A. Swanstrom
Kenneth A. Swanstrom,
Chairman and Chief Executive Officer

EXHIBIT INDEX

Item	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.