Form 10-Q
period 2005-03-31
PENN ENGINEERING & MANUFACTURING CORP
filed 2005-05-10
CIK 77106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

            N/A (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,350,164 shares of Class A common stock, $.01 par value, and 14,507,438 shares of common stock, $.01 par value, outstanding on April 29, 2005.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                     ASSETS
                                                    (unaudited)
                                                      March 31,     December 31,
CURRENT ASSETS                                          2005           2004
                                                      ---------      ---------
     Cash and cash equivalents                        $  32,179      $  32,893
     Short-term investments                                 222            225
     Accounts receivable - net                           44,755         37,138
     Inventories - net                                   48,002         46,731
     Refundable income taxes                               --            1,410
     Other current assets                                 2,916          3,120
                                                      ---------      ---------
         Total current assets                           128,074        121,517
                                                      ---------      ---------

PROPERTY
     Property, plant and equipment                      194,374        194,631
     Less accumulated depreciation                      111,618        109,872
                                                      ---------      ---------
         Property - net                                  82,756         84,759
                                                      ---------      ---------

GOODWILL                                                 43,957         45,090
                                                      ---------      ---------

PREPAID PENSION COST                                        296          1,315
                                                      ---------      ---------

OTHER ASSETS                                                764            800
                                                      ---------      ---------
         TOTAL ASSETS                                 $ 255,847      $ 253,481
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                 $   8,194      $   8,135
     Bank debt                                            1,531          1,664
     Dividends payable                                     --            1,249
     Accrued expenses:
         Profit sharing                                   1,192          1,490
         Payroll and commissions                          4,337          3,887
         Other                                            7,113          5,310
                                                      ---------      ---------
              Total current liabilities                  22,367         21,735
                                                      ---------      ---------

DEFERRED INCOME TAXES                                    11,953         12,169
                                                      ---------      ---------

LONG-TERM BANK DEBT                                       2,379          2,819
                                                      ---------      ---------

STOCKHOLDERS' EQUITY
     Common stock                                           153            153
     Class A common stock                                    35             35
     Additional paid-in capital                          47,447         47,354
     Retained earnings                                  167,419        162,590
     Accumulated other comprehensive income              10,180         12,712
     Treasury stock                                      (6,086)        (6,086)
                                                      ---------      ---------
         Total stockholders' equity                     219,148        216,758
                                                      ---------      ---------
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                  $ 255,847      $ 253,481
                                                      =========      =========


            See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                   STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Dollars in thousands except per share amounts)

                                                          THREE MONTHS ENDED
                                                             (unaudited)
                                                      March 31,        March 31,
                                                        2005             2004
                                                      --------         --------

Net Sales                                             $ 63,832         $ 63,307
Cost of Products Sold                                   40,684           40,785
                                                      --------         --------
Gross Profit                                            23,148           22,522

Selling Expenses                                         6,226            6,409
General and Administrative Expenses                      8,754            7,371
                                                      --------         --------
Operating Income                                         8,168            8,742
Other Income (Expense):
     Interest income                                        89               49
     Interest expense                                      (49)             (96)
     Other, net                                           (588)            (128)
                                                      --------         --------
Total Other (Expense) Income                              (548)            (175)

Income Before Income Taxes                               7,620            8,567
Provision for Income Taxes                               2,790            2,700
                                                      --------         --------
Net Income                                            $  4,830         $  5,867
                                                      ========         ========

PER SHARE DATA:
     Basic earnings                                   $   0.27         $   0.33
                                                      ========         ========

       Diluted earnings                               $   0.27         $   0.33
                                                      ========         ========

       Cash dividends declared                        $   --           $   0.06
                                                      ========         ========


            See Notes to Condensed Conso6lidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in thousands)

                                                                    THREE MONTHS ENDED
                                                                        (unaudited)
                                                                  March 31,     March 31,
                                                                    2005          2004
                                                                  --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  4,830      $  5,867
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                               2,524         2,650
         Deferred income taxes                                          (1)            1
         Foreign currency transaction losses (gains)                    81            (4)
         (Gain) loss on disposal of property                            (2)           56
         Changes in assets and liabilities:
              Increase in receivables                               (7,938)       (6,754)
              (Increase) decrease in inventories                    (1,622)        1,577
              Decrease in refundable income taxes                    1,410         1,911
              Decrease (increase) in other current assets              164          (317)
              Decrease in prepaid pension cost                       1,019          --
              Decrease (increase) in other assets                       36           (58)
              Increase in accounts payable                             231           338
              Increase in accrued expenses                           2,137         2,443
                                                                  --------      --------
              Net cash provided by operating activities              2,869         7,710
                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                             (1,700)         (473)
     Proceeds from disposal of property                                 10             9
                                                                  --------      --------
         Net cash used in investing activities                      (1,690)         (464)
                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net bank debt repayments                                         (352)         (770)
     Dividends paid                                                 (1,249)       (1,052)
     Issuance of common stock                                           93           606
                                                                  --------      --------
         Net cash used in financing activities                      (1,508)       (1,216)
                                                                  --------      --------

     Effect of exchange rate changes on cash                          (385)          673
                                                                  --------      --------
         Net (decrease) increase in cash and cash equivalents         (714)        6,703
         Cash and cash equivalents at beginning of period           32,893         8,361
                                                                  --------      --------
         Cash and cash equivalents at end of period               $ 32,179      $ 15,064
                                                                  ========      ========

            See Notes to Condensed Consolidated Financial Statements

                     PENN ENGINEERING & MANUFACTURING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Note 1.           Condensed Consolidated Financial Statements (Unaudited).
------            -------------------------------------------------------

                  The accompanying condensed consolidated financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004. The information contained in this report is unaudited and, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company's condensed consolidated financial position at March 31, 2005 and 2004 and its condensed consolidated statements of income and cash flows for the three-month periods then ended. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005.

Note 2.           Inventories.
------            -----------

                  Substantially all of the Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method, at the lower of cost or market. The remainder of the inventories are priced on the first-in, first-out (FIFO) method, at the lower of cost or market. Inventories are as follows:

        (Dollars in thousands)
                                 March 31, 2005       December 31, 2004
                                 --------------       -----------------
        Raw material                 $ 3,253                $ 2,802
        Tooling                        6,354                  6,392
        Work-in-process               11,724                 11,626
        Finished goods                26,671                 25,911
                                     -------                -------
        TOTAL                        $48,002                $46,731
                                     =======                =======

                  If the FIFO method of inventory valuation had been used by the Company for all inventories, inventories would have been $10,239,000 and $10,175,000 higher than reported at March 31, 2005 and December 31, 2004, respectively, and net income would have been $44,000 and $71,000 higher than reported for the three months ended March 31, 2005 and 2004, respectively.
The inventory is also net of a reserve for obsolete, excess, and slow-moving inventory of approximately $4,266,000 and $5,136,000 at March 31, 2005 and December 31, 2004, respectively. Long-term tooling inventory totaling $764,000 at March 31, 2005 and $800,000 at December 31, 2004 is included in Other Assets.

Note 3.           Bank Debt.
------            ---------

                  As of March 31, 2005, the Company had four unsecured line-of-credit facilities available, all of which bear interest at interest rate options provided in the facilities and are reviewed annually by the banks for renewal. The facilities are as follows:

         o a working capital facility that allows for borrowings of up to $7,000,000, under which no amounts were outstanding at March 31, 2005;

         o a facility that allows for borrowings of up to $15,000,000, under which no amounts were outstanding at March 31, 2005;

         o a facility that permits borrowings of up to $30,000,000, under which no amounts were outstanding at March 31, 2005; and

         o a committed line-of-credit that permits borrowings of up to $8,000,000, under which no amounts were outstanding at March 31, 2005.

                  These line of credit facilities require that the Company comply with certain financial covenants. At March 31, 2005, the Company was in compliance with all financial covenants under these facilities.

                  In conjunction with the pending merger of the Company (see
Note 11), the Company's Board of Directors authorized management to terminate the above working capital facilities and line of credit on May 3, 2005.

                  In addition to the above domestic line-of-credit facilities, the Company's subsidiary, PennEngineering Motion Technologies (Europe) S.r.l., has two short-term credit facilities under which $936,000 was outstanding at March 31, 2005. PennEngineering Motion Technologies (Europe) S.r.l. also has an outstanding mortgage on its building, of which $595,000 is classified as short-term debt and $2,379,000 is classified as long-term debt at March 31, 2005.

Note 4.           Comprehensive Income.
------            --------------------

                  Total comprehensive income amounted to $2,298,000 and $6,042,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 5.           Accounting for Stock Options.
------            ----------------------------

                  The Company follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Under APB 25, if the exercise price of stock options granted equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation costs for the

Company's plans been determined based on the fair value at the grant date for awards under these plans consistently with the method of SFAS No. 123, the impact on the Company's results of operations would have been as follows:

                                                          THREE MONTHS ENDED
                                                               March 31
                                                       -------------------------
                                                         2005             2004
                                                       -------          -------
(Dollars in thousands except per share amounts)
      Net income as reported                           $ 4,830          $ 5,867
      Pro forma compensation cost, net of tax             (257)            (353)
                                                       -------          -------
      Pro forma net income                             $ 4,573          $ 5,514
                                                       =======          =======
Basic earnings per share:
      As reported                                        $0.27            $0.33
      Pro forma                                           0.26             0.31
Diluted earnings per share:
      As reported                                        $0.27            $0.33
      Pro forma                                           0.25             0.31

Note 6.           Use of Estimates.
------            ----------------

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

Note 7.           Components of Net Periodic Pension Cost.
-------           ----------------------------------------

                  Net pension costs included the following components:

                                                       THREE  MONTHS  ENDED
                                                             March 31
                                                     -------------------------
(Dollars in thousands)                                 2005             2004
                                                     -------          --------
Service cost                                         $   715          $    720
Interest cost                                            845               750
Expected return on plan assets                          (750)             (600)
Net amortization and deferral                            210               180
                                                     -------          --------
Net periodic pension cost                            $ 1,020          $  1,050
                                                     =======          ========

Note 8.           Segment Information.
------            -------------------

         (Dollars in thousands)

                                                THREE MONTHS ENDED                              THREE MONTHS ENDED
                                    ------------------------------------------       ---------------------------------------
                                                  March 31, 2005                                  March 31, 2004
                                    ------------------------------------------       ---------------------------------------

                                    Fasteners     Distribution          Motors       Fasteners    Distribution        Motors
Revenues from external                $34,986          $15,057         $13,789         $33,608         $17,142       $12,557
   customers
Intersegment revenues                   9,112                              377           8,622                           776
Operating income                        8,931            1,093           1,291           8,681           1,728           723


         A reconciliation of combined operating income for the reportable segments to consolidated income before income taxes is as follows:


                                                          THREE  MONTHS  ENDED
                                                         ---------------------
                                                                March 31
                                                         ---------------------
(Dollars in thousands)                                    2005          2004
                                                         -------       -------
Total operating income for reportable segments           $11,315       $11,132
Unallocated corporate expenses                            (3,147)       (2,390)
Other income (expense)                                      (548)         (175)
                                                         -------       -------
Income before income taxes                               $ 7,620       $ 8,567
                                                         =======       =======

Note 9.           Earnings Per Share Data.
------            -----------------------

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                             THREE MONTHS ENDED
                                                                  March 31
                                                           ---------------------
   (In thousands, except per share data)
                                                             2005          2004
                                                           -------       -------
Basic:
Net income                                                 $ 4,830       $ 5,867
Weighted average shares outstanding                         17,854        17,557
                                                           -------       -------
Basic earnings per share                                   $  0.27       $  0.33
                                                           =======       =======


Diluted:
Net income                                                 $ 4,830       $ 5,867
                                                           =======       =======
Weighted average shares outstanding                         17,854        17,557
Net effect of dilutive stock options-based on
   treasury stock method                                       257           263
                                                           -------       -------
Total                                                       18,111        17,820
                                                           =======       =======
Diluted earnings per share                                 $  0.27       $  0.33
                                                           =======       =======

Note 10.          Impact of Recently Issued Accounting Standards.
-------           ----------------------------------------------

                  On December 21, 2004, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

                  In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the Company's consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Accounting for Stock Options in Note 5 above.

                  During the first quarter of 2005, the Securities and Exchange Commission (the "SEC") approved a new rule for public companies which delays the adoption of SFAS No. 123(R). The SEC's new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123(R); it only changes the dates for compliance for that standard. The Company expects to adopt SFAS No. 123(R) effective January 1, 2006.

                  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

Note 11.          Merger Agreement.
-------           ----------------

                  On January 17, 2005, the Company entered into a definitive merger agreement whereby the Company would be acquired by PEM Holding Co., an affiliate of Tinicum Capital Partners II, L.P. in a cash transaction. Under the terms of the agreement, stockholders of the Company will receive $18.25 in cash for each share of the Company's Common Stock and Class A Common Stock. A special meeting of stockholders has been scheduled for May 24, 2005 to consider and vote on the proposed merger. The obligations of the parties to the Merger Agreement to complete the merger are subject to various conditions including PEM Holding Co. or its wholly owned subsidiary having received the proceeds of a financing under a signed financing commitment letter. Upon termination of the Merger Agreement under specified circumstances, the Company has agreed to pay PEM Holding Co. a termination fee and reimburse certain costs and expenses of PEM Holding Co.

Item 2.           Management's Discussion and Analysis of Financial Condition
------            --------------------------------------------------------------
                  and Results of Operations.
                  --------------------------

Quarter Ended March 31, 2005 vs. Quarter Ended March 31, 2004
-------------------------------------------------------------

                  Consolidated net sales for the quarter ended March 31, 2005 were $63.8 million, versus $63.3 million for the quarter ended March 3, 2004. Net sales to customers outside the United States were $26.5 million for the quarter ended March 31, 2005 compared to $26.6 million for the quarter ended March 31, 2004. Net sales for the Fastening Technologies segment for the quarter ended March 31, 2005 were $35.0 million, versus $33.6 million for the quarter ended March 31, 2004, a 4.1% increase. Net sales for the Motion Technologies segment were $13.8 million for the quarter ended March 31, 2005, versus $12.6 million for the quarter ended March 31, 2004, a 9.5% increase. Net sales for the Distribution segment for the quarter ended March 31, 2005 were $15.1 million, versus $17.1 million for the quarter ended March 31, 2004, a 11.7% decrease.

                  Within the Fastening Technologies segment, sales volume decreased 2.7% in both the domestic and international markets from the first quarter of 2004 to the first quarter of 2005, while the average selling price increased approximately 6.5%. Contributing to the higher average selling price were price increases in the second quarter of 2004 in the United States and in the first quarter of 2005 in Europe, more favorable currency translation rates in Europe in 2005, and smaller distributor order quantities at corresponding higher prices. Within the Motion Technologies segment, the number of motors sold decreased approximately 6.9% in the first quarter of 2005 compared to the first quarter of 2004, while the average selling price per motor increased approximately 15.6% as a result of selective price increases. Within the Distribution segment, sales into Europe decreased approximately 20.4%, sales into North America decreased 8.4%, and sales into Asia decreased 12.1% from the first quarter of 2004 to the first quarter of 2005. Softening in the major markets served by the Company, as well as competitive pricing pressures, contributed to the decline in all areas.

                  Consolidated gross profit for the first quarter of 2005 was $23.1 million, versus $22.5 million for the first quarter of 2004, an increase of 2.7%. In spite of decreasing volume, the Company was able to increase its gross margin percentage from 35.6% of sales in the first quarter of 2004 to 36.3% of sales in the first quarter of 2005 due to price increases and more favorable product mix.

                  Consolidated selling, general, and administrative expenses ("SG&A") for the first quarter of 2005 were $15.0 million, versus $13.8 million for the first quarter of 2004, an 8.7% increase. Approximately $975,000 of this increase represents transaction expenses associated with the forthcoming merger of the Company (see Note 11) that is expected to be completed in the second quarter of 2005.

                  Within the Fastening Technologies segment, operating income was $8.9 million in the first quarter of 2005 compared to $8.7 million in the first quarter of 2004, an increase of 2.3%. Within the Motion Technologies segment, operating income was $1.3 million in the first quarter of 2005 compared to $723,000 in the first quarter of 2004, an increase of 78.6%. Gross margins in this segment increased $744,000, or 22.5%, from the first quarter of 2004 to the first quarter of 2005 due to price increases, while commission expense decreased $192,000, or 21.0%, during the same period due to a change in the commission rates paid to outside sales representatives. Within the Distribution segment, operating income was $1.1 million in the first quarter of 2005 compared to $1.7 million in the first quarter of 2004, a decrease of 36.7%. This reduction was caused by the decrease in sales and the inability to lower fixed costs in the selling, general and administrative area.

                  Consolidated net income for the first quarter of 2005 was $4.8 million, versus $5.9 million for the first quarter of 2005. The effective tax rate increased from 31.5% in the first quarter of 2004 to 36.6% in the first quarter of 2005 due to the nondeductibility for federal income tax purposes of the $975,000 of merger transaction expenses mentioned above.

Liquidity and Capital Resources
-------------------------------

                  Cash and cash equivalents at March 31, 2005 were $32.2 million compared to $32.9 million at December 31, 2004. Working capital totaled $105.7 million at March 31, 2005 compared to $99.8 million at December 31, 2004.

                  Net cash of $2.9 million was provided by operating activities for the three months ended March 31, 2005 compared to $7.7 million provided by operating activities for the three months ended March 31, 2004. As sales volume increased, the level of accounts receivable also increased, particularly in the European region where payment terms are generally longer than domestic payment terms.

                  Net cash used in investing and financing activities totaled $3.2 million for the three months ended March 31, 2005 compared to $1.7 million for the three months ended March 31, 2004. Included in the $3.2 million use of cash for the three months ended March 31, 2005 was approximately $640,000 spent for land acquisition in Ireland for the future expansion of that operation.

                  The Company's principal contractual obligations are the repayment of its bank debt, the planned funding of its defined benefit pension plan, and the payment of operating lease commitments covering certain automobiles, office space, and office equipment that are listed in Note 12 to the Company's Annual Report for the year ended December 31, 2004. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned growth for the foreseeable future.

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

Inventories
-----------

                  The Company's domestic fastener inventories are priced on the last-in, first-out (LIFO) method of accounting. Other inventories, representing approximately 73% and 76% of total inventories at March 31, 2005 and December 31, 2004, respectively, are priced on the first-in, first-out (FIFO) method. Reserves are recorded for obsolete, excess, and slow-moving inventories based on management's estimates about future demand and market conditions. At March 31, 2005, the Company's inventory balance of $48,002,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $4,266,000. At December 31, 2004, the Company's inventory balance of $46,731,000 was net of a reserve for obsolete, excess, and slow-moving inventories of approximately $5,136,000. If the estimated reserves for obsolete, excess, and slow-moving inventories are not sufficient based on actual future demand, additions to the reserve may be required.

Accounts Receivable
-------------------

                  The Company maintains an allowance for doubtful accounts for trade receivables for which collectability is uncertain. At March 31, 2005 and December 31, 2004, this allowance was approximately $885,000 and $829,000, respectively. In estimating uncollectible accounts, the Company considers factors such as current overall economic conditions, industry-specific economic conditions, and historical and anticipated customer performance. While the Company believes that its procedures effectively address exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance.

Goodwill
--------

                  SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At March 31, 2005, the Company had $43,957,000 in goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of the Company's 2004 financial statements, the Company made estimates and judgments about the future cash flows of these reporting units. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for those reporting units. Based on its estimates, the Company has concluded that there is no impairment of its goodwill as of December 31, 2004. However, changes in these estimates could cause one or more of the reporting units to be valued differently in the future. The Company will evaluate its goodwill again for impairment as of October 1, 2005.

Pensions
--------

                  Accounting for the Company's defined benefit pension plan requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2004, the Company determined this rate to be 6.00% and no adjustment to this rate has been made for the three months ended March 31, 2005. In 2004, the Company used an expected long-term rate of return on pension plan assets of 7.00% and no adjustment has been made for the three months ended March 31, 2005. Should a downward trend in return on pension assets happen, future pension expense would likely increase. The net effect of changes in the discount rate, as well as the effect of differences between the expected return and the actual return on plan assets, have been deferred in accordance with SFAS No. 132 and will ultimately affect future pension expense.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.
------            ---------------------------------------------------------

                  Reference is made to Part 2, Item 7A of the Company's Form 10-K Annual Report for the year ended December 31, 2004. There has been no material change in the information reported in that report.

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

                  Changes in Internal Control Over Financial Reporting

                  There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to affect materially, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings.
------            -----------------

                  The Company is aware that four complaints have been filed in the Delaware Court of Chancery against the Company and each of its directors, one of which has been dismissed with prejudice. One of the complaints also names Tinicum Capital Partners II, L.P. ("Tinicum") and its affiliate, PEM Holding Co., as co-defendants. The complaints purport to be class actions filed on behalf of holders of the Company's common stock and Class A common stock arising from certain alleged actions by the Company and its directors in connection with the Company's proposed merger with an affiliate of Tinicum. The complaints include various allegations that: each of the defendants breached and/or aided and abetted the other defendants' breaches of fiduciary duties of loyalty, due care, candor, good faith and fair dealing; that the director defendants spent substantial effort tailoring the structural terms of the merger to meet the specific needs of Tinicum to ensure the Company's sale to it on preferential terms instead of attempting to obtain the highest price reasonably available for the Company and its stockholders, which was subversive to the interests of the Company's public stockholders; the directors structured and approved the transaction in contravention of the Company's restated certificate of incorporation, agreeing to provisions in agreements that effectively preclude a competing bid and approving an acquisition that favors insiders to the detriment of the Company's public stockholders, including the price per share offered to the holders of its common stock and Class A common stock; and the defendants failed to provide material information concerning the transaction to the Company's public stockholders. The complaints seek equitable relief in the form of an injunction enjoining the consummation of the merger or, if the merger is consummated to the detriment of the Company's public stockholders, then rescission of the transaction or unspecified damages, in addition to costs and disbursements, including reasonable attorneys' and experts' fees.

                  The parties have reached a settlement regarding all claims under these complaints, subject to the approval of the Delaware Court of Chancery. As part of the settlement, the Company has agreed to provide additional disclosures, including a description of an amendment to the Merger Agreement, in supplemental proxy materials to be filed with the SEC and distributed to the Company's stockholders.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
------            -----------------------------------------------------------

                  Not applicable.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
------            ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information.
------            -----------------

                  Not applicable.

Item 6.           Exhibits.
------            ---------

                     Exhibit No.                     Description
                  -------------------    ---------------------------------------

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

Dated:  May 10, 2005      PENN ENGINEERING & MANUFACTURING CORP.

                          By: /s/ Kenneth A.  Swanstrom
                              --------------------------------------------------
                              Kenneth A. Swanstrom
                              Chairman of the Board and Chief Executive Officer


Dated:  May 10, 2005      By: /s/ Mark W.  Simon
                              --------------------------------------------------
                              Mark W.  Simon
                              Senior Vice President and Chief Financial Officer

                     PENN ENGINEERING & MANUFACTURING CORP.


                                  EXHIBIT INDEX


          Exhibit No.                          Description
       -------------------    --------------------------------------------------

              3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q Quarterly Report for the period ended March 31, 2001.)

              3.2 By-laws, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.)

              31.1 Rule 13a-14(d)/15(d)-14(a) Certification of Chief Executive Officer.

              31.2 Rule 13a-14(d)/15(d)-14(a) Certification of Chief Financial Officer.

              32.1            Section 1350 Certification of Chief Executive
                              Officer.

              32.2            Section 1350 Certification of Chief Financial
                              Officer.